Form 10-K
period 2014-12-31
Cabinet Grow, Inc.
filed 2015-03-31
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197749

CABINET GROW, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5546647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 249-6511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, there was no established public market for the registrant’s voting and non-voting common stock and therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of March 15, 2015, was 33,954,242 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

 PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General Business Development

Corporate History

Cabinet Grow, Inc. (the “Company,” “Cabinet Grow” or “we”) was formed to fill the gap in the small scale homegrown horticultural market and through our predecessor, Universal Hydro (“Hydro”), began operations in California in 2008. On April 28, 2014, the Company changed its name to Cabinet Grow, Inc. and all of the business, assets and liabilities of Hydro were assigned to Cabinet Grow. On May 15, 2014, Cabinet Grow redomiciled to Nevada when it merged with Cabinet Grow, Inc., a Nevada corporation.

(b) Financial Information about Segments

The Company currently operates in one reporting segment

(c) Narrative Description of Business

We custom assemble cabinet-based horticultural systems. The Company purchases cabinets, as well as lights, filters and fans, from third party suppliers. Upon receipt of an order from a customer, the Company assembles the parts into a “finished horticulture” cabinet for sale. We currently have no plans to manufacture cabinets but depending on the costs of the components we purchase, labor, transportation and other costs associated with purchasing components, we may from time to time investigate the possibility of manufacturing some of the purchased components. The design and production of our hydroponic and soil grow cabinets make the process of growing in a self-contained cabinet automated and simplified. Our mission is to make hydroponic and soil growing simpler, more efficient and a better value than other products found on the market.

The Company views itself as a “pick and shovel” assembler and distributor, providing the tools needed for successful growing operations, but never touching the actual end product. The design and production of our innovative line of grow cabinets makes the process of growing a superior crop self-contained, automated and simplified. Throughout the entire process, from seed to harvest, we are dedicated to giving growers the products, services and knowledge to make each grow their best.

Products and Services

The Company’s line of grow cabinets consists of three models, with variations of each model allowing consumers to select a cabinet that will suit their specific needs. In October 2010, we launched an initial prototype of our flagship product, the Earth Cab Pro hydroponic grow cabinet (the “ECP”). Two other models, the Yielder Max and the MediCab Micro, round out our cabinet product line. The product line of cabinets is designed to allow customers to tailor grow packages to suit their specific needs and budget. Beyond size, available options include soil or hydroponic grow medium and traditional indoor grow lighting or the more efficient and popular light-emitting diode (“LED”) lighting. With the exception of the MediCab Micro, our products allow complete autonomy so that growers can manage all stages of growth, from seed through harvest, in a single system. The MediCab Micro is a single chamber grow system, while our larger grow cabinets are designed with dual grow chambers. In the dual chamber model, each chamber operates independently from the other, enabling growers to manage multiple stages of plant life concurrently. That means a grower can plant a single seed, mature the plant, take clones from the mature plant, and raise the clones in one chamber while blooming the mature plant in the other. This process is perpetually repeated creating autonomy for the grower. However, when growing in a single chamber system, the grower may start from seed or clone, and complete the entire grow cycle within that chamber, but must procure new seeds or clones each time a new crop is planted. Our product offerings are split into two categories: (1) self-contained horticultural grow cabinets and (2) specifically constructed kits and packages offered to satisfy the “do-it-yourself” (“DIY”) home horticulturist which involves a modular growing solution.

Every model and variation includes the following:

  Minimal assembly required,
  Plug and play operation,
  Lighting source,
  Grow medium,
  Growing nutrients,
  Air filtration and ventilation components,
  Locking mechanisms,
  Reflective interior material, and
  No seeds or plants are included with any grow cabinet, DIY kit or package.

Earth Cab Pro

The ECP is our largest grow box offering at 74.5”x46”x31”, and is offered at retail prices ranging from $2,899 to $3,579, plus shipping and applicable taxes. All ECPs are made from a powder coated steel cabinet with 3-point lock and casters for mobility. A washable pre-filter and removable grow shelf are standard on all ECPs. The four ECP variations are:

  Soil / High-intensity Discharge (“HID”) – Includes soil and pots as the growing medium and 600 watt HID bulbs within an air cooled reflector hood as the plant lighting source.
  Soil / LED – Includes soil and pots as the growing medium and LEDs as the plant lighting source.
  Hydro / HID – Includes dual 10 gallon hydroponic reservoirs with a hybrid hydroponics feeding system. The hybrid system is a modified “top feed” nutrient drip delivered below the surface of the grow medium, as well as a deep water culture (“DWC”) nutrient delivery in which air pumps force oxygen into the nutrient bath through air diffusers placed inside the reservoir. Traditional indoor 600 watt HID bulbs substitute sunlight and are enclosed within an air cooled reflector hood to reduce heat.
  Hydro / LED – Includes dual 10 gallon hydroponic reservoirs with a hybrid hydroponics feeding system. The hybrid system is a modified “top feed” nutrient drip delivered below the surface of the grow medium as well as a DWC nutrient delivery in which air pumps force oxygen into the nutrient bath through air diffusers placed inside the reservoir. LED lights specifically designed for horticulture substitute sunlight as the lighting source.

Yielder Max

The Yielder Max is the Company’s midsized grow box, measuring 60”x24”x31” and offered at retail prices ranging from $1,699 to $2,119, plus shipping and applicable taxes. Each Yielder Max is made from a powder coated steel cabinet with 3-point lock and casters for mobility. A washable pre-filter and removable grow shelf is standard on each Yielder Max. The four Yielder Max variations are:

  Soil / Compact Florescent Lighting (“CFL”) – Includes soil and pots as the growing medium and CFL bulbs within an open reflector hood as the plant lighting source.
  Soil / LED – Includes soil and pots as the growing medium and LED lights specifically designed for horticulture substitute sunlight as the lighting source.
6

    Hydro / CFL – Includes one 10-gallon hydroponic reservoir with a hybrid hydroponics feeding system. The hybrid system is a modified “top feed” nutrient drip delivered below the surface of the grow medium, as well as a DWC nutrient delivery in which air pumps force oxygen into the nutrient bath through air diffusers placed inside the reservoir. A secondary, 3-gallon reservoir with a DWC nutrient delivery system offers growers the ability to grow both small and large plants simultaneously. CFL bulbs within an open reflector hood provide the plant lighting source.
    Hydro / LED – Includes one 10-gallon hydroponic reservoir with a hybrid hydroponics feeding system. The hybrid system is a modified “top feed” nutrient drip delivered below the surface of the grow medium, as well as a DWC nutrient delivery in which air pumps force oxygen into the nutrient bath through air diffusers placed inside the reservoir. A secondary, 3-gallon reservoir with a DWC nutrient delivery system offers growers the ability to grow both small and large plants simultaneously. LED lights specifically designed for horticulture substitute sunlight as the lighting source.

  Medicab Micro

  The Medicab Micro is the Company’s smallest grow box, measuring 26”x24”x17”, and offered at retail prices ranging from $899 to $979, plus shipping and applicable taxes. Each Medicab Micro comes standard with both CFL bulbs and LED lighting. The two variations are:

    Soil – Includes soil bags for the growing medium, as well as propagation kit for starting seeds and/or clones.
    Hydroponic – Includes a 3-gallon hydroponic reservoir with a DWC nutrient delivery system that offers growers the ability to grow small plants from start to finish, as well as a propagation kit for starting seeds and/or clones.

  DIY Kits and Packages

  Our line of kits and packages is meant to satisfy the do-it-yourself type of customer. DIY kits and packages can be broken down into the following categories:

    Tent Packages – Tent packages consist of a grow tent (small, medium or large) and the appropriate ventilation kit, lighting kit, soil kit and nutrient kit.
    Grow Light Kits – Grow light kits range in power from a 125 watt CFL kit to 1000 watt HID kit. All HID kits come standard with ballast, bulbs, hood, timer, and height adjustable pulleys. All CFL kits come standard with bulbs (2500k and 6000k) and reflective fixture.
    Ventilation Kits – 4” and 6” kits consist of carbon filter, ducting, circulation fan and inline blower.
    Soil Kits – Available in small or large. Includes soil, 0.5 gallon bags, 3 gallon pots, and trays.

    Nutrient Kits – Available as 6-month supply of standard or 6-month supply of expert nutrients. The standard kit includes grow, bloom and ripe nutrients. The expert kit includes grow, bloom and ripe, plus extra advanced nutrients.

  Employees

  As of December 31, 2014, we had nine employees, including our officers.

  Marketing & Business Development (Sales and Marketing Strategy)

  Expanding distribution will be a key management focus.

  Our marketing efforts have been focused on driving prospective customers to our website. We have developed detailed plans to upgrade and expand our marketing activities. These plans include:

    Enhanced Website - Our website has been the major source of sales leads, followed by word of mouth. We plan to upgrade the site and maximize the search engine optimization (“SEO”) capabilities, expanding the reach and site traffic. We also expect to enhance greatly the usability, scope and depth of content, as well as the e-commerce component. We believe these enhancements may affect the visibility of our website or a web page in a search engine’s “natural” or un-paid (“organic”) search results.
    Email Marketing - Develop leads into shoppers, shoppers into customers, and customers into repeat customers and brand ambassadors. Use drip campaigns to effectively “hand hold” prospects through our sales funnel by providing relevant information based on where the customer is in his or her buying cycle. Drip marketing is a communication strategy that sends, or “drips,” a pre-written set of messages to customers or prospects over time. Drip marketing is distinct from other database marketing in two ways: (a) the timing of the messages follow a pre-determined course, and (b) the messages are dripped in a series applicable to a specific behavior or status of the recipient.
    Print Ads - Print ads are effective for branding with certain publications (e.g., High Times), creating new markets, and are great lead generators. If cash flow permits, we may expand by testing to include publications outside the MMJ/Hydroponics industry (boat/RV magazines, classifieds, etc.) where we can increase visibility and create new markets without the presence of our competition.
    Trade Shows - We expect to focus on three to four high profile shows per year, as well as low-cost local shows. We believe that trade shows are great for brand awareness, lead generation, and market feedback.
    Social Media – We expect that social media campaigns will be used primarily for branding, gaining customer confidence, SEO and target market evaluation. We expect to focus on creating a campaign that has the potential to go “viral” through one of many social network platforms (e.g., Twitter or YouTube).

  Technology and Development

  We are presently working on introducing an array of product extensions, new products, and subscription-based service offerings. We plan to introduce a higher level of automation options, as well as to expand the offering of scalable packages and accessories. We have developed several innovative product enhancements that we are considering incorporating into our line of products and we may seek to apply for intellectual property protection. We anticipate that an increasing emphasis will be placed on supplies, such as nutrients and grow medium, which are consumed by system users with each grow cycle and represent a captive recurring revenue opportunity. We are introducing an automated contact and reorder system for our customer base to help grow this revenue stream. We are planning to expand our current line of LEDs for use in cabinets and also as a standalone offering for larger scale growers. We also plan to offer and expand our premium support services and education. Support and education can be packaged as a monthly subscription service offering live support, advanced training, and even an auto resupply of nutrients and grow media.

  Competition

  We believe that we have positioned ourselves as an innovative grow box manufacturer that produces value based, functional grow systems. Our competitors include Super Closet, BC Northern Lights, Hydroponics Group and a variety of smaller, garage based businesses building low quality micro systems. Certain of these manufactures are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors on the basis of our favorable reputation for outstanding customer service and satisfaction, including our product warranty. There is no assurance, however, that our ability to market products and services successfully will not be impacted by competition that now exists or may later develop.

  Intellectual Property

  Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

  Our other intellectual property is primarily in the form of trademarks and domain names. We own the U.S. trademarks for Flip LEDTM, Universal HydroTM, and Cabinet GrowTM. We also hold rights to URLs related to our business, including URLs that are actively used in our day-to-day business such as www.cabinetgrow.com.

  We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers (some customers are also wholesale distributors for competitors’ products) as we deem necessary. These agreements and policies are intended to protect our intellectual property, but we cannot ensure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our methods and features, and we cannot determine the extent to which our methods and features are being pirated.

  Government Regulation

  As of March 1, 2015, there are 23 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, the federal government regulates drugs through the Controlled Substances Act (“CSA”), which does not recognize the difference between medical and recreational use of cannabis. Under federal law, cannabis is treated like every other controlled substance, such as cocaine and heroin. The federal government places every controlled substance in a schedule, in principle according to its relative potential for abuse and medicinal value. Under the CSA, cannabis is classified as a Schedule I drug, which means that the federal government views medical cannabis as highly addictive and having no medical value. Pursuant to the CSA, it is unlawful for any person (1) to sell or offer for sale drug paraphernalia; (2) to use the mails or any other facility of interstate commerce to transport drug paraphernalia; or (3) to import or export drug paraphernalia.

  The extent to which the regulation of drug paraphernalia under the CSA is applicable to our business and the sale of our product is found in the definition of drug paraphernalia. Drug paraphernalia means any equipment, product, or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting ingesting, inhaling or otherwise introducing into the human body a controlled substance, possession of which is unlawful. Our products are primarily designed for general agricultural use. We have no direct or indirect design features in our equipment specifically or primarily of the cultivation of medical cannabis.

  In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to enforcement of the CSA but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

  The August 29, 2013, memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;
•	Revenue from the sale of marijuana going to criminals;
•	Diversion of medical marijuana from states where is legal to states where it is not;
•	Using state authorized marijuana activity as a pretext of other illegal drug activity;
•	Preventing violence in the cultivation and distribution of marijuana;
•	Preventing drugged driving;
•	Growing marijuana on federal property; and
•	Preventing possession or use of marijuana on federal property.

  The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. If the Department of Justice (the “DOJ”) Guidance Regarding Marijuana Enforcement to all United States Attorneys from Deputy Attorney General David Ogden on October 19, 2009, and from Deputy Attorney General James Cole on June 29, 2011 and again from Deputy Attorney General James Cole on August 29, 2013, were reversed and it was determined that the Company violated the regulation of drug paraphernalia under the CSA, then the Company would need to make appropriate modifications to its products to avoid violation of the CSA. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly, adversely and materially affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

  On April 12, 2013, The Respect State Marijuana Law Act was introduced in the U.S. House of Representatives. This legislation has been sent to the House Judicial Committee and House Committee on Energy and Commerce for further congressional review. If passed, this legislation would amend the CSA to provide that provisions of the CSA related to marijuana shall not be applied to any person acting in compliance with state laws related to the production, possession, distribution, dispensing, administration or delivery of marijuana.

  The U.S. Supreme Court has declined to hear a case brought by San Diego County, California that sought to establish federal pre-emption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court has held that as long as the CSA contains prohibitions against marijuana, that under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

  Although it is possible that medical cannabis may be grown in our hydroponic and soil based equipment, we make no inquiry of our customers as to their intended agricultural use of our products. We do not believe we have an affirmative obligation to inquire from our customers their intended use of legal hydroponic and soil based equipment intended for small scale recreational agricultural uses. Similarly, we would not expect a potting soil manufacturer to inquire from its customers if they intended to use the soil to grow medical cannabis or a recreational greenhouse manufacturer to inquire from its customers if they intended to use the green house to grow medical cannabis.

  ITEM 1A. RISK FACTORS

  You should carefully consider the risks described below, as well as other information provided to you in this document, including information in the section of this document entitled “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

  Investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

  Risks Related to Our Business and Our Industry

  Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

  Currently, there are 23 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

  The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our revenue and profits.

  We could be found to be violating laws related to medical cannabis

  Currently, there are 23 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain. Because we do not sell or distribute any cannabis seed or cannabis plant products we have no risk of that we will be deemed to facilitate the selling or distribution of cannabis in violation of federal law. However, should it be determined under the CSA that our products or equipment are deemed to fall under the definition of drug paraphernalia because our products are primarily intended or designed for use in manufacturing or producing cannabis we could be found to be in violation of federal drug paraphernalia laws and there may be a direct and adverse effect on revenues and profits of the Company.

  Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.

  Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Two states, Colorado and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. Alaska and Colorado have limits one the number of homegrown marijuana plants that can be grown. In most states the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small scale cultivation by the individual in possession of medical marijuana need care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect revenue and profits of the Company.

  It is possible that federal or state legislation could be enacted in the future that would prohibit us or potential customers from selling our products, and if such legislation were enacted, our revenues could decline, leading to a loss in your investment.

  We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational cannabis growers. The extent to which the regulation of drug paraphernalia under the Controlled Substance Act (“CSA”) is applicable to our business and the sale of our product is found in the definition of drug paraphernalia. Drug paraphernalia means any equipment, product, or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting ingesting, inhaling or otherwise introducing into the human body a controlled substance, possession of which is unlawful. Our products are primarily designed for general agricultural use. We have no direct or indirect design features in our equipment specifically or primarily of the cultivation of medical cannabis. Although it is possible that medical cannabis may be grown in our hydroponic and soil based equipment, we make no inquiry of our customers as to their intended agricultural use of or products.

  Our understanding of federal or state regulation of the sale of indoor cultivation equipment to medical or recreational cannabis growers is prohibited if the primary intent or design of the manufacture is indoor cultivation equipment to medical or recreational cannabis growers. Our products are primarily designed for general agricultural use. We have no direct or indirect design features in our equipment specifically or primarily of the cultivation of medical cannabis. Although it is possible that medical cannabis may be grown in our hydroponic and soil based equipment, we make no inquiry of our customers as to their intended agricultural use of or products. If federal and/or state legislation is enacted which prohibits the sale of our growing equipment to medical cannabis growers, our revenues would decline, leading to a loss of a material portion of your investment.

  Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

  Our websites are visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and as a result we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing marijuana with our equipment, reducing our revenue. In most states in which the production and sale of marijuana has been legalized there are additional laws or licenses required and some states prohibit altogether home cultivation, all of which make the loss of potential customers more likely.

  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

  As described in Note 9 of our accompanying audited financial statements, our auditors have included a “going concern” provision in their opinion on our financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

  Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

  Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

•	expand our products effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	meet our capital needs;
•	identify and hire qualified employees or retain valued employees; or
•	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

  Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

  Our operating results may fluctuate significantly based on customer acceptance of our products. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

  Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers don’t accept our products, our sales and revenues will decline, resulting in a reduction in our operating income or possible increase in losses.

  If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

  Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We may have to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

  The success of new products depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

  Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

  To date, our revenue growth has been derived from the sale of our products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

  Our suppliers could fail to fulfill our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation and potentially cause us to lose our market.

  We depend on third party suppliers to produce and timely ship our orders. Products purchased from our suppliers are used to assemble our products. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the units on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers to resolve production issues could disrupt our ability to fulfill orders. Any change in our suppliers to resolve production issues could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders would harm our reputation and would potentially cause us to lose our market.

  Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations.

  We may be unable to obtain intellectual property rights to effectively protect our branding. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our branding, our revenue and earnings, financial condition, or results of operations would be adversely affected.

  We may also rely on non-disclosure and non-competition agreements to protect portions of our branding. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop competitive products with similar branding.

  We do not warrant any opinion as to non-infringement of any patent, trademark, or copyright by us or any of our affiliates, providers, or distributors. Nor do we warrant any opinion as to invalidity of any third-party patent or unpatentability of any third-party pending patent application.

  Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

  We are involved in a highly competitive industry where we compete with numerous other companies who offer products similar to the products we sell. These competitors may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

  We will be required to attract and retain top quality talent to compete in the marketplace.

  We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

  We will be subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

  If and when we become a publicly traded company, we will be subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Our internal controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

  Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

  Our current management and human resources infrastructure is comprised of our CEO, COO, CFO and several outsourced consultants. Our success will depend, in part, upon the ability of our management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

  We are dependent on our CEO, COO, CFO and outsourced consultants, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

  Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly Samuel May, our CEO and Matthew Lee, our COO and Barry Hollander, our CFO. We do not maintain key person life insurance policies on our CEO, COO or CFO. The loss of the services of our CEO, COO, CFO or outsourced consultants could seriously harm our business.

  Potential conflicts of interest may result in loss of business which may result in the failure of the business.

  Currently Mr. Hollander and Mr. Lee are officers, directors and shareholder of other private and public companies. As such, Messrs. Lee and Hollander shall devote such time as shall be reasonably required to fulfill their professional and fiduciary obligations to us. We do not expect any conflict of interest because the business activities of the aforementioned companies are different from our business activities. As our Chief Financial Officer’s office is located in Florida, we will incur additional costs of travel. We estimate that he will travel to our place of business approximately two times per quarter at an annual cost of approximately $10,000.

  In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and our stockholders not to bring the opportunity to the attention of the corporation.

  Our ability to grow our business may depend on developing a positive brand reputation and member loyalty.

  Establishing and maintaining a positive brand reputation and nurturing member loyalty is critical to attracting new customers. We expect to expend reasonable but limited resources to develop, maintain and enhance our brand in the near future. In addition, nurturing customer loyalty will depend on our ability to provide a high-quality user experience. If we are unable to maintain and enhance our brand reputation and customer satisfaction, our ability to attract new customers will be harmed.

  In order to execute our business plan, we may need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

  We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

  Our Directors and Officers possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

  Our current officers and directors as a group hold approximately 93% of the outstanding shares of common stock as of March 15, 2015. Additionally, the holders of the Series A Preferred Stock have 51% of the total votes on a number of significant stockholder matters, regardless of the actual number of shares of Class A Preferred or common stock outstanding at the time. The Company issued 50 shares of Series A Preferred Stock to each of our CEO and COO. The Series A Preferred Stock held by our CEO and COO have been pledged to Chicago Venture Partners.

  The officer/director group has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officer and/or stockholder may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may give rise to a conflict of interest with the Company and our shareholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

  Risks Related to Our Common Stock

  There is currently no trading market for our common stock.

  There currently is no trading market for our stock. On March 11, 2015, Glendale Securities, Inc. agreed to file an application with FINRA on the Company’s behalf to receive a trading symbol for the Company’s common stock. The application was filed on March 24, 2015. There can be no assurance that our application will be approved, that our Common Stock will be quoted on the OTC Markets or, if quoted, that a public market will materialize. Furthermore, you will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our shares. We expect the initial market for our stock to be limited, if a market develops at all. Even if a limited trading market does develop, there is a risk that the absence of potential buyers will prevent you from selling your shares if you determine to reduce or eliminate your investment.

  We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

  We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

  Shares Eligible for Future Sale under Rule 144 May Adversely Affect the Market Value for our Securities

  From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. Although our current stockholders have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse effect on the market price of our securities.

  Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

  If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We may grant options to purchase shares of our common stock to our directors, employees and consultants. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

  As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements.

  We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

  In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

  We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

  Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

  Our common stock may be considered a “penny stock” within the meaning of Rule 3a-51-1 of the Securities Exchange Act which will affect your ability to sell your shares; “penny stocks” often suffer wide fluctuations and have certain disclosure requirements which make resale in the secondary market difficult.

  Our shares will be subject to the Penny Stock Reform Act, which will affect your ability to sell your shares in any secondary market, which may develop. If our shares are not listed on a nationally approved exchange or NASDAQ, do not meet certain minimum financing requirements, or have a bid price of at least $5.00 per share, they will likely be defined as a “penny stock”. Broker-dealer practices, in connection with transactions in “penny stocks”, are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

•	the delivery of standardized risk disclosure documents;

•	the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the customer’s account;

•	written determination that the penny stock is a suitable investment for purchaser;

•	written agreement to the transaction from purchaser; and

•	a two-business day delay prior to execution of a trade

  These disclosure requirements and the wide fluctuations that “penny stocks” often experience in the market may make it difficult for you to sell your shares in any secondary market, which may develop. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

  There are convertible notes outstanding and warrants to purchase shares of common stock of which the holders of such can elect to convert the notes into common stock of the Company, diluting current shareholders’ equity.

  In May 2014, the Company issued a $1,657,500 convertible promissory note to Chicago Venture Partners (“CVP”). The CVP Note may be converted on the date that is six (6) months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine (9) months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 33,000,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its registration statement on Form S-1). If the holder funds $1,500,000 and elects to convert the CVP Note into Common Stock, the number of shares issuable upon conversion will be 8,287,500, which will significantly dilute the current common stockholders’ equity position. The conversion price of the Conversion Shares under the CVP Note and exercise price under the Warrant are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price and exercise price is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion price less than the conversion price in the CVP Note or exercise price in the Warrants then in effect. If either of these events should occur, the conversion or exercise price is reduced to the lowest price at which these securities were issued or are exercisable.

  ITEM 1B. UNRESOLVED STAFF COMMENTS.

  Not applicable to a smaller reporting company.

  ITEM 2. PROPERTIES.

  We lease approximately 4,427 square feet of office and manufacturing space in Irvine, California pursuant to a lease that expires on September 30, 2017. Monthly rent is $4,870 and increases to $5,091 on October 1, 2015 for the final 12 months. For public reporting purposes and corporate correspondences regarding such, the Company will utilize the office address of a company controlled by our CFO in West Palm Beach, FL at no charge.

  ITEM 3. LEGAL PROCEEDINGS.

  We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

  ITEM 4. MINE SAFETY DISCLOSURES

  Not applicable.

  PART II

  ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  (a) Market Information

  There is currently no public trading market for our Common Stock and no such market may ever develop. On March 11, 2015, Glendale Securities, Inc. agreed to file an application with FINRA on the Company’s behalf to receive a trading symbol for the Company’s common stock. The application was filed on March 24, 2015. There can be no assurance that our application will be approved, that our Common Stock will be quoted on the OTC Markets or, if quoted, that a public market will materialize.

  (b) Holders.

  The number of record holders of our common stock as of March 15, 2015 is 34.

  (c) Dividends

  The Company did not declare any cash dividends for the years ended December 31, 2014 and 2013. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

  (d) Securities authorized for issuance under equity compensation plans

  None.

  Recent Sales of Unregistered Equity Securities

  On May 14, 2014, the Board of Directors (the “Board”) authorized the Company to enter into a consulting agreement with Makena Investment Advisors, LLC (“Makena”). Pursuant to the agreement, Makena assisted the Company in advisory services and registration statement preparation related to being a public company. Pursuant to the filing of the S-1, the Company has issued Makena 1,500,000 shares of the Company’s common stock for the services. The shares are fully vested and non-assessable. The Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

  Also on May 14, 2014, effective as of May 1, 2014, the Board authorized the Company to engage the services of Venture Equity. Among other considerations, the Company has issued 1,500,000 shares of the Company’s common stock, of which 750,000 shares immediately vested and 750,000 shares vested on November 15, 2014.

  On December 26, 2014, the Company received conversion notices from the holders of the May and June 2014 Notes and recorded 352,242 shares of common stock to be issued in satisfaction of $66,000 of principal and $4,177 of accrued and unpaid interest at a conversion price of $0.20 per share. The shares were certificated in January 2015.

  All such shares were issued in reliance on the exemption found in Section 4(a)(2) of the Securities Act of 1933, as amended. Each share recipient was provided with access to information which would be required to be included in a registration statement and such issuances did not involve a public offering.

  ITEM 6. SELECTED FINANCIAL DATA.

  Not applicable to a smaller reporting company.

  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2014 and 2013.

  The independent auditor’s report on our financial statements for the years ended December 31, 2014 and 2013 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the audited consolidated financial statements.

  While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

  The Company makes cabinet based horticultural systems. The design and production of our hydroponic and soil grow cabinets makes the process of growing in a self-contained cabinet automated and simplified. Our mission is to make hydroponic and soil growing simpler, more efficient and a better value than other products found on the market. Our product offerings are split into two categories: (1) self-contained horticultural grow cabinets and (2) specifically constructed kits and packages offered to satisfy the DIY home horticulturist, which involve a modular growing solution.

  Results of Operations

  For the year ended December 31, 2014 compared to December 31, 2013

  Revenues

  Revenues for the year ended December 31, 2014 were $603,496 compared to $511,130 for the year ended December 31, 2013. The increase for the year ended December 31, 2014 was primarily a result of the Company’s introduction of the Medicab Micro during the quarter ended September 30, 2013, resulting in the Company’s sale of 82 units for sales of $77,876 for the year ended December 31, 2014 compared to unit sales of 56 for $47,225 for the year ended December 31, 2013. The Company’s sales mix of the Earth Cab product line resulted in an increase of revenues of $21,757 for the year ended December 31, 2014 compared to the prior year period. The Company’s Yielder Max series of products increased by 5 units and $50,779 as a result of a higher unit sale price of $1,900 in 2014 compared to $1,569 for 2013. A summary of the net increase in sales is as follows:

	For the year ended December 31,
	2014			2013
	Units	Dollars	Average	Units	Dollars	Average
Cabinets	267	$490,305	$1,836	243	$419,695	$1,727
Tents	15	12,335	822	9	5,305	589
Accessories	1,727	98,333	57	1,434	93,278	65
Service/Freight		65,207			61,829
Discounts and refunds		(62,684)			(68,977)
Total		$603,496			$511,130

  Cost of Sales

  Cost of sales increased to $448,103 for the year ended December 31, 2014 from $335,474 for the year ended December 31, 2013. We realize a similar gross margin percentage on all of our cabinets. The increase in costs of sales was as a result of increased revenues and was comprised of:

	For the year ended December 31,
Description	2014	2013
Components	$225,302	$200,096
Packaging and freight	113,409	69,148
Labor and benefits	90,778	49,096
Overhead	18,614	17,134
Total	$448,103	$335,474

  Operating Expenses

  Operating expenses increased to $1,489,884 for the year ended December 31, 2014 from $167,431 for the year ended December 31, 2013. The increase in expenses in the current period was as follows:

	For the year ended December 31,
Description	2014	2013
Salaries and management fees	$257,919	$22,500
Professional fees	60,464	—
Stock compensation expense	728,000	—
Advertising and marketing	250,177	80,853
Rent	23,310	10,264
Merchant processing fees	13,416	13,039
Research and development	30,977	16,765
Depreciation and amortization	10,798	874
Other general and administrative	111,823	24,010
Total	$1,489,884	$167,431

  Salaries and management fees increased in the current period as a result of each of our CEO and COO receiving fees of $53,828 and $53,151, respectively; $3,000 per month through March 31, 2014 and $5,000 per month effective April 1, 2014, compared to each receiving fees of $11,250 for the year ended December 31, 2013. Also included in the year ended December 31, 2014, are new administrative and marketing support salaries of $99,883 and $11,056 for payroll taxes and effective May 1, 2014, we hired a Chief Financial Officer being compensated $5,000 per month and $39,000 is included for the year ended December 31, 2014.

  Professional fees of $60,464 were incurred for the year ended December 31, 2014 as a result of the Company preparing to become a publicly traded company.

  Stock compensation expense for the year ended December 31, 2014, was comprised of $728,000 ($578,000 to affiliates). The Company issued a consultant 1,500,000 shares of the Company’s common stock for services. The shares were fully vested and non-assessable. The Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

  The affiliate expense was comprised of:

•	100 shares issued of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock,

•	750,000 shares of the 1,500,000 shares of common stock issued to Venture Equity immediately vested and were valued at $75,000 ($0.10 per share) based upon the Company’s internal valuation on a discounted cash flow basis.

•	The 750,000 shares issued to Venture Equity that vested in November 2014, were initially recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and has been amortized from the date of issuance to their vesting date. Accordingly, the Company has expensed $75,000 as of December 31, 2014.

  Advertising and marketing expenses increased in the year ended December 31, 2014, compared to the year ended December 31, 2013, as we increased our print advertising campaign, online advertising and costs incurred for our website update and enhancements.

  Merchant processing fees increased for the year ended December 31, 2014 as a result of increased sales and the fees the Company pays for the processing and collection of credit card sales.

  Research and development costs were incurred for the year ended December 31, 2014 related to the Company conducting additional studies regarding analyzing the various stages of growth in order to improve the final product as well as the testing and development of new components.

  Depreciation and amortization expense increased in 2014 compared to 2013 as a result of the amortization of leasehold improvement costs of $33,504 for the build out of its new office and warehouse space and the acquisition of $46,241 of furniture and fixtures, computers and software and equipment.

  Increases in general and administrative costs for the year ended December 31, 2014, were primarily the result of increases in supplies of $9,461, travel, meals and entertainment of $32,042, warranty expenses of $13,437, computer and internet costs of $7,522, occupancy costs of $8,415, transfer agent and filing fees $13,477 and commission expense of $3,109.

  Other expenses (income)

  For the year ended December 31, 2014, other expenses increased to $184,328 compared to $3,386 for the year ended December 31, 2013. Interest expense increased to $184,420 for the year ended December 31, 2014, predominantly as a result of $136,027 related to the amortization of discounts recorded on convertible promissory notes, $36,545 related to interest on the face value of issued convertible promissory notes and $9,929 related to the amortization of deferred financing costs.

  Net Loss

  Net loss for the year ended December 31, 2014, was $1,518,820 compared to net income of $4,840 for the year ended December 31, 2013, as a result of the increase in revenues and gross profit, offset by the increases in operating expenses and other expenses as described above.

  Capital Resources and Liquidity

  Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2014, we had cash and cash equivalents of $61,472, an increase of $50,987, from $10,485 as of December 31, 2013. At December 31, 2014, we had current liabilities of $132,523 compared to current assets of $128,451 which resulted in working capital of $4,072. The current liabilities are comprised of accounts payable, accrued expenses and note payable to a stockholder.

  As of December 31, 2013, we had cash and cash equivalents of $10,485. At December 31, 2013, we had current liabilities of $69,398 compared to current assets of $30,908 which resulted in a negative working capital position of $38,490. The current liabilities are comprised of accounts payable, accrued expenses, customer deposits and a note payable stockholder.

  Operating Activities

  The Company used $555,673 of cash from operating activities for the year ended December 31, 2014 compared to $2,223 for the year ended December 31, 2013. Non-cash expenses for the year ended December 31, 2014, of $728,000 of stock compensation expense, $136,027 of amortization of discounts on convertible notes, $9,929 deferred financing fees and $10,798 of depreciation and amortization were major adjusting factors to reconcile the Company’s net loss of $1,518,820 to net cash used in operating activities. Changes in operating assets and liabilities resulted in generating $78,394 for the year ended December 31, 2014 compared to $7,937 cash utilized in the same period in 2013. The major changes in non-cash operating items for the year ended December 31, 2014 resulted from increases of $110,796 in accounts payable, $12,399 in amounts due related parties, $31,348 increase in inventory and $9,280 increase in accounts receivable. The major changes in operating items for the year ended December 31, 2013 were a $2,636 increase in customer deposits, $884 decrease in accounts payable and increases of $7,949 in inventory.

  The major non-cash operating items for the year ended December 31, 2013 resulted from a $2,636 increase in customer deposits, a $3,010 increase in prepaid and other assets and a $7,949 increase in inventory.

  Investing Activities

  Cash used in investing activities of $99,864 for the year ended December 31, 2014 was comprised of $33,504 of building out the Company’s new leased office and warehouse, $20,120 payment of security deposit, and $46,421 of purchased office and warehouse equipment.

  Financing Activities

  Cash provided by financing activities was $706,524 for the year ended December 31, 2014, compared to $1,344 for the year ended December 31, 2013. During the year ended December 31, 2014, the primary sources of cash were the proceeds of $720,000 from the issuance of convertible promissory notes, $40,500 from the sale of shares of common stock and $52,749 for amounts advanced and credit card charges from a stockholder. Payments of $104,324 were made on the credit card advances, and $2,500 of financing costs. During the year ended December 31, 2013, the primary source of cash were proceeds of $71,462 for amounts advanced and credit card charges from a stockholder partially offset by repayments of $70,118.

  Capital Resources and Recent Financings

  As of December 31, 2014, we had a cash balance of $61,472 compared to $10,485 as of December 31, 2013.

  During the years ended December 31, 2014 and 2013, Mr. Lee, our COO, loaned us various amounts for working capital purposes. The loan balances were $6,168 and $57,744 as of December 31, 2014 and 2013, respectively. On April 29, 2014 we issued a promissory note in the principal amount of $59,275 to Mr. Lee reflecting the balance of amounts he loaned us as of that date. The loan bears interest at the rate of 15% per annum compounded daily, payments of principal and interest in the aggregate of $1,500 are payable monthly beginning on May 15, 2014 with a final balloon payment of $50,383 due on April 15, 2015. The note may be prepaid in whole or in part and is unsecured. The Company received $52,749 and made payments of $104,324 during the year ended December 31, 2014.

  In May and June 2014, we issued 3 convertible promissory notes, each in the amount of $22,000. We received proceeds of $60,000 in the aggregate. The notes matured on their six month anniversary, carried interest at 10% and contained a 9.1% original issue discount (“OID”). The OID has been amortized through the maturity date of the note. The holders of the note can convert the principal balance and any accrued interest due under the note at any time from the date of issuance to maturity at a conversion price of $0.20 per share. In December 2014, the Company received conversion notices from the holders of the May and June 2014 Notes and recorded 352,242 shares of common stock to be issued in satisfaction of $66,000 of principal and $4,177 of accrued and unpaid interest at a conversion price of $0.20 per share. The shares were certificated in January 2015.

  On June 6, 2014, we entered into a securities purchase agreement with Chicago Venture Partners, L.P. (“CVP”) for the sale and issuance of a secured convertible promissory note in the principal amount of $1,657,500 (the “CVP Note”) and warrants to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. The CVP Note matures on November 11, 2016 (29 months after the date it is issued) and carries an OID of $150,000. In addition, the Company agreed to pay $10,000 to CVP to cover CVP’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the CVP Note. Interest is payable on the CVP Note at 10% per annum. The CVP Note is convertible into shares of our common stock (the “Conversion Shares”) beginning on December 11, 2014 in five tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $557,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the CVP Note and the other transaction documents (“Tranche #1”), which was funded by way of a $500,000 initial cash payment to the Company on June 11, 2014, $50,000 of OID and $7,500 in transaction costs, and (ii) four (4) additional Tranches by way of a promissory note issued by CVP in our favor (each, an “Investor Note”) in the amount of $250,000, $25,000 of OID, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the CVP Note.

  The Lender Conversion Price (defined as the sum of $6,500,000 divided by the number of fully-diluted shares of common stock (33,000,000) that are outstanding on the date of filing of the Company’s registration statement on Form S-1) is $0.197. If any amounts are due the holder on any maturity date (beginning June 11, 2015 and continuing for 18 consecutive months thereafter) the Company can elect to pay to monthly installment amount of $92,083.33 (plus any accrued and unpaid interest) in cash or with shares of common stock. The shares of common stock to be issued is equal to 70% of the average of the three lowest volume weighted average price (“VWAP”) in the 20 trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time after the first 23 trading days following the Trading Date which is defined as the date on which the Common Stock is first trading on an Eligible Market (the “Conversion Factor Measuring Period”), the VWAP of the Common Stock for any Trading Day is less than 50% of the average of the VWAPs for each Trading Day during the Conversion Factor Measuring Period, then in such event the then-current conversion factor shall be reduced by 10% for all future conversions (e.g., 70% to 60%). Additionally, if at any time after the Trading Date the Conversion Shares are not deposit and withdrawal at custodian (“DWAC”) eligible, defined as being eligible for full electronic transfer services at the Depository Trust Company (“DTC”), then in such event the then-current conversion factor shall be reduced by an additional 5% for all future conversions (e.g., 70% to 65%). If at any time after the Trading Date the Conversion Shares are not eligible for deposit at the DTC and cleared and converted into electronic shares by the DTC (DTC Eligible), then in such event the then-current conversion factor will automatically be reduced by 5% for all future conversions (e.g., 65% to 60%). The Company granted CVP a security interest in those certain Tranches or “Investor Notes” issued by CVP in favor of the Company on July 1, 2014, in the initial principal amounts of $62,500 each, and any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof. The Investor Notes bear interest at the rate of 8% per annum and mature on September 30, 2015 (15 months after the date they are issued).

  The holder may accelerate the maturity date of the CVP Note and, at its option, increase the outstanding balance (without accelerating the outstanding balance) by 25% following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults, in the event we fail to use our best efforts to file a Form S-1 with the SEC or a Form 15c2-11 with FINRA on or before October 5, 2014, or in any event, fail to file a Form S-1 with the SEC or a Form 15c2-11 with FINRA on or before November 5, 2014, or we fail to exercise our best efforts to cause our common stock to be publicly trading no later than December 5, 2014 or in any event our common stock is not publicly trading on or before March 5, 2015.

  The Company granted a security interest in the general assets of the Company to CVP and holders of our Series A Preferred stock granted a security interest in the Series A Preferred stock.

  The conversion price of the Conversion Shares under the CVP Note and exercise price under the Warrant are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price and exercise price is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion price less than the conversion price in the CVP Note or exercise price in the Warrants then in effect. If either of these events should occur, the conversion or exercise price is reduced to the lowest price at which these securities were issued or are exercisable.

  We granted CVP certain rights of first refusal on future offerings by us until all of our obligations under the CVP Note are paid and performed and the Warrant is exercised in full or expired.

  The CVP Note prohibits us from issuing shares of our common stock to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the CVP Note or otherwise would result in the beneficial ownership by holder of more than 9.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage by the holder upon 61 days’ notice to us.

  The Company has no obligation to pay CVP any amounts on any unfunded Investor Notes, $875,000 as of December 31, 2014. Accordingly, the Company initially recorded $557,500 of the convertible promissory note as a liability, comprised of the $500,000 funded, $50,000 original issue discount and $7,500 for CVP’s legal expenses. On October 15, 2014, November 17, 2014 and December 19, 2014 CVP funded $62,500, $62,500 and $35,000, respectively, and the Company increased convertible promissory note by $176,000 including $16,000 of OID. The Company has also not recorded the $875,000 remaining balance of Investor Notes issued by CVP to the Company. The above OIDs were recorded as a discount to the Company Note and is being amortized to interest expense, over the life of the loan, accordingly, $25,933 is included in interest expense for the year ended December 31, 2014.

  The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

  Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded a discount against the debt of $25,874 to be amortized into interest expense over the term of the loan. Amortization of the discount totaled $10,167 for the year ended December 31, 2014.

  We presently have 300,000,000 shares of common stock authorized, of which 33,452,242 shares were issued and outstanding as of December 31, 2014, including 100,000 shares of common stock sold in the Company’s IPO, and 352,242 shares of common stock to be issued (issued in January 2015). From January 1, 2015 through March 5, 2015, the Company sold 502,000 shares of common stock at $0.40 per share and received proceed of $200,800. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

  Off-Balance Sheet Arrangements

  There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  Critical Accounting Policies

  Inventory

  Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $48,761 and $17,413 as of December 31, 2014 and December 31, 2013, respectively, was comprised substantially of parts utilized in the assembly of cabinets.

  Property and Equipment

  Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

  The Company’s leasehold improvements and property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Furniture and Equipment	$26,937	$1,264
Manufacturing equipment	7,396	826
Software	15,830	1,831
Leasehold improvements	33,503	—
Accumulated depreciation	(13,026)	(2,228)
Balance	$70,640	$1,693

  Depreciation expense of $10,798 was recorded for the year ended December 31, 2014, compared to $657 for the year ended December 31, 2013.

  Revenue Recognition

  The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the product is shipped. Amounts received in advance of shipment are recorded as customer deposits on the balance sheet(s) presented herein.

  Research and Development

  Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $33,977 for the year ended December 31, 2014 compared to $16,765 for the year ended December 31, 2013.

  Advertising

  The Company records advertising costs as incurred. For the year ended December 31, 2014 advertising expense was $250,177 compared to $80,853 for the year ended December 31, 2013.

  Fair Value of Financial Instruments

  Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

  Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

  The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

  The three hierarchy levels are defined as follows:

  Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

  Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

  Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

  The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, note payable and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

  Income Taxes

  Prior to May 2014, the Company was organized as a sole proprietorship and was not subject to income taxes. Rather, the Company’s sole stockholder was subject to income taxes on the Company’s taxable activity. In May 2014, the Company became subject to income taxes and will be subject to Federal and State income taxes as a corporation.

  The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

  ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, the Company has not been assessed, nor paid, any interest or penalties.

  Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

  Recent Accounting Pronouncements

  Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not required for smaller reporting companies.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-12 of this annual report on Form 10-K.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

  ITEM 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  A review and evaluation was performed by the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the Principal Executive Officer and CFO have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

  Management’s Report on Internal Controls over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 as described below.

  We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

  Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

  Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

  Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

  We are committed to improving the internal controls and will (1) consider the use of third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

  We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

  This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

  Changes in Internal Control over Financial Reporting

  There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

  ITEM 9B. OTHER INFORMATION

  None.

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  Our directors are elected by the shareholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, audit or compensation committees.

  The names, ages and positions of our officers and directors are set forth below:

Name	Age	Positions Held
Matthew Lee	40	Chief Operating Officer and Chairman of the Board of Directors
Samuel May	35	Chief Executive Officer and Director
Barry Hollander	57	Chief Financial Officer

  Samuel May, Chief Executive Officer and Director. Mr. May has served as our CEO and President and as a Director since May 14, 2014, and was President, Chief Financial Officer and a Director of our predecessor California company from April 28, 2014 through May 15, 2014, the date our predecessor California company merged with and into the Company. Since 2008, Mr. May has assisted Mr. Lee in Mr. Lee’s sole proprietorship, Universal Hydro. He has been involved in a variety of companies as a founder and operator since 2000 and in 2004 he co-founded Main Street Lending, a mortgage lender that developed a mortgage loan program designed to leverage a debtor’s home equity to obtain an early exit from Chapter 13 bankruptcy. Mr. May was responsible for lender relations and directed the in-house sales, processing, and escrow teams. Cabinet Grow is Sam’s fourth venture in 14 years.

  Mr. May’s experience as our Chief Executive Officer and involvement with our formation, along with his knowledge of our business, management skills and previous success in launching new companies, has led our board of directors to conclude that he should continue to serve as a director.

  Matthew Lee, Chief Operating Officer and Chairman of the Board of Directors. Mr. Lee has served as our Secretary and Chairman since May 14, 2014, and held the same roles in our predecessor California company from April 28, 2014 through May 15, 2014. Mr. Lee has had a record of success in his previous ventures and extensive experience in brand acquisition, marketing, and brand licensing in the consumer products industry. In September 2007, he was a Co-Founder and remains a Managing Partner at JMM Lee Properties (“JMM Lee”). JMM Lee owns a diversified portfolio of fashion, tele-communications, and home appliance trademarks including flagship brands Bendix, AirTouch, Litton, Packard Bell (U.S. only) and Slates. JMM Lee is a leading consumer brand licensing company and licenses brands to industry leading manufacturers and retailers worldwide. Principal at JMM Lee Properties, LLC. In 2008, he also co-founded and through 2012, built Thor Appliance Company into a leading laundry appliances supplier to the multifamily industry. Mr. Lee earned a BA in Business Administration from California State University Fullerton.

  Mr. Lee’s experience as our Secretary and Chairman and involvement with our formation, along with his knowledge of our business, management skills and performance as a board member, has led our board of directors to conclude that he should continue to serve as a director.

  Barry Hollander, Chief Financial Officer. Mr. Hollander was named Chief Financial Officer on May 14, 2014 and has nearly 30 years of business experience including 15 years as Chief Financial Officer of private and public companies. Since August 2012, Mr. Hollander has been the CFO of American Doctors Online, Inc., a public company that owns intellectual property related to the delivery of telemedicine. Since 2011, Mr. Hollander has been the Chief Financial Officer of Agritek Holdings, Inc. (“Agritek”), formerly known as MediSwipe, Inc. Agritek provides real estate management and health and wellness product lines for the medicinal marijuana industry. Since 2010, Mr. Hollander has been the CFO of 800 Commerce, Inc., a public company that markets credit card processing services and also has developed on-line portals and mobile applications offering directories of professional service providers. From 2010 through 2013, Mr. Hollander was the Chief Financial Officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded company. From 2006 through January 2014, Mr. Hollander was the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations. In 2010, Mr. Hollander founded Venture Equity, LLC, a Florida limited liability corporation that offers financial and business consulting services. Mr. Hollander began his career in 1981 in the accounting department of Macgregor Sporting Goods, and became part of the executive management team. Over his career, Mr. Hollander contributed to acquisitions, mergers assisting company’s preparing to go public and public reporting responsibilities, thereafter. Mr. Hollander has a BS degree from Fairleigh Dickinson University.

  Corporate Governance

  Our directors have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by our officers and directors. Because we do not have any independent directors, our officers and directors believe that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

  We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

  As with most small, early stage companies until such time our company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014.

  ITEM 11. EXECUTIVE COMPENSATION

  The following table summarizes all compensation recorded by us for the years ended December 31, 2014 and December 31, 2013 for the officers listed (the “Named Executive Officers”).

  2014 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Samuel May	2014	$53,828	$—	$—	$—	$53,828
Chief Executive Officer	2013	$11,250	$—	$—	$—	$11,250

Matthew Lee	2014	$54,151	$—	$—	$—	$54,151
Chief Operating Officer	2013	$11,250	$—	$—	$—	$11,250

Barry Hollander	2014	$39,000	$—	$—	$—	$39,000
Chief Financial Officer	2013	$—	$—	$—	$—	$—

  There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

  Employment Agreements with Executive Officers

  There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

  Outstanding Equity Awards at Fiscal Year-End

  None.

  Compensation of Directors

  Our current directors do not receive compensation for their service on the Board of Directors. The Board of Directors has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their services.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 15, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of March 15, 2014, there were 33,954,242 shares of our common stock outstanding and 100 shares of our Class A Preferred Stock outstanding.

  The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

	Common Stock		Class A Preferred Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Samuel May	15,000,000	44.2%	50	(3)	50%
Matthew Lee	15,000,000	44.2%	50	(3)	50%
Barry Hollander (2)	1,500,000	4.4%	—		—
All Officers and Directors as a group (3 people)	31,500,000	92.8%	100	(3)	100%

(1)	Unless otherwise stated the address is 17932 Sky Park Circle, Suite EF, Irvine, CA. 92614.

(2)	The number of shares owned by Mr. Hollander, our CFO, includes 1,500,000 shares held of record by Venture Equity, LLC, a Florida limited liability company (“Venture Equity”). Mr. Hollander is the sole member and has 100% of the voting and dispositive control over securities held by Venture Equity.

(3)	All of the shares of Class A Preferred Stock have been pledged as security for a Secured Promissory Convertible Note in favor of Chicago Venture Partners, LP.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  Related Party Transactions

  On May 15, 2014, the Company filed Articles of Merger (the “Merger”) with the Secretary of State of Nevada whereby Cabinet Grow, Inc. (a California Corporation) merged with and into the Company. Pursuant to the Merger, the Company issued in the aggregate 30,000,000 shares of common stock (15,000,000 shares each to Mr. May and Mr. Lee, the two shareholders of the California Corporation).

  During the years ended December 31, 2014 and 2013, Mr. Lee, our COO loaned us various amounts for working capital purposes. The loan balances were $57,744 and $6,168 as of December 31, 2013 and December 31, 2014, respectively. Included in the advances and repayments is the activity from several credit cards that are in the name of Mr. Lee, but were used for company purposes. We recorded interest expense of $898 and $841 for the years ended December 31, 2014 and 2013, respectively. On April 29, 2014 we issued a promissory note in the principal amount of $59,275 to Mr. Lee reflecting the balance of amounts he loaned us. The loan bears interest at the rate of 15% per annum compounded daily, payments of principal and interest in the aggregate of $1,500 are payable monthly beginning on May 15, 2014 with a final balloon payment of $50,383 due on April 15, 2015. The note may be prepaid in whole or in part and is unsecured. During the year ended December 31, 2014, there were advances charged to the credit cards of $52,748 and in lieu of the balloon payment the Company repaid $104,324 during the year ended December 31, 2014.

  Management Fees

  On May 14, 2014, effective as of May 1, 2014, the Board also authorized the Company to utilize the services of Venture Equity. Mr. Barry Hollander, the sole member of Venture Equity, serves as the Company’s Chief Financial Officer. The Company has agreed to compensate Venture Equity $5,000 per month and issued 1,500,000 shares of the Company’s common stock, of which, 750,000 shares of common stock immediately vested and 750,000 shares of common stock vested on November 15, 2014. Venture Equity received $39,000 for the year ended December 31, 2014.

  For the year ended December 31, 2014 our CEO and COO were each paid management fees of $53,828 and $54,151, respectively and for the year ended December 31, 2013, the CEO and COO were each paid $11,250.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPAs P.A. for the fiscal years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$10,820	$11,295
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$10,820	$11,295

  Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

  Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

  Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

  All Other Fees — This category consists of fees for other miscellaneous items.

  PART IV

  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Form are included on pages F-1 through F-15.

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.2	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.3	Bylaws of Cabinet Grow, Inc. (California Corporation). (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.4	Articles of Merger and Agreement and Plan of Merger filed with the Nevada Secretary of State on May 16, 2014. (Incorporated herein by reference to Exhibit 3.4 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.5	Bylaws of Cabinet Grow, Inc. (Nevada corporation). (Incorporated herein by reference to Exhibit 3.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.1	Certificate of Designation Class A Preferred Stock. (Incorporated herein by reference to Exhibit 4.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
4.2	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Sam May dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.3	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Matt Lee dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.4	$22,000 Convertible Promissory Note with Gary Gilman. (Incorporated herein by reference to Exhibit 4.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.41	$22,000 Convertible Promissory Note with Sean Cook. (Incorporated herein by reference to Exhibit 4.41 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.42	$22,000 Convertible Promissory Note with Maureen Lee. (Incorporated herein by reference to Exhibit 4.42 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.5	Security Purchase Agreement (“SPA”) Chicago between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Includes Exhibit N). (Incorporated herein by reference to Exhibit 4.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.6	Secured Convertible Promissory Note between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.6 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.7	Pledge Agreement between Sam May and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.7 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.8	Pledge Agreement between Matt Lee and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.8 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.9	Warrant to Purchase Common Stock between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.9 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.10	Amended form of Subscription Agreement. (Incorporated herein by reference to Exhibit 4.10 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).

4.11	Membership Interest Pledge Agreement (Buyer Pledge Agreement). (Incorporated herein by reference to Exhibit 4.11 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.12	Allocation of Purchase Price. (Incorporated herein by reference to Exhibit 4.12 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.13	Secured Buyer Note #2. (Incorporated herein by reference to Exhibit 4.13 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.14	Secured Buyer Note #4. (Incorporated herein by reference to Exhibit 4.14 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.15	Security Agreement. (Incorporated herein by reference to Exhibit 4.15 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.16

  Irrevocable Transfer Agent Instructions. (Incorporated herein by reference to Exhibit 4.16 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).

4.17	Secretary’s Certificate. (Incorporated herein by reference to Exhibit 4.17 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.18	Share Issuance Resolution. (Incorporated herein by reference to Exhibit 4.18 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.1	Agreement to Assign Assets between Cabinet Grow, Inc. and Matt Lee dated April 30, 2014. (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.2	Merger Agreement. (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.3	Promissory Note between Cabinet Grow, Inc. and Matt Lee dated April 29, 2014. (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.4	Secured Buyer Note #1. (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.5	Secured Buyer Note #3. (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

  * Filed herewith.

  ** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cabinet Grow, Inc.

By:	/s/ Samuel May
Samuel May
Chief Executive Officer

Date:	March 31, 2015

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel May	Chief Executive Officer and Director (principal executive officer)	March 31, 2015

/s/ Barry Hollander	Chief Financial Officer (principal financial and accounting officer)	March 31, 2015

/s/ Matthew Lee	Chairman of the Board of Directors	March 31, 2015

  CABINET GROW, INC.

  FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and

  Stockholders of Cabinet Grow, Inc.

  We have audited the accompanying balance sheets of Cabinet Grow, Inc. as of December 31, 2014 and 2013,and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Cabinet Grow, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  We were not engaged to examine management’s assertion about the effectiveness of Cabinet Grow, Inc.’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabinet Grow, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has working capital and stockholders’ deficits. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  D. Brooks and Associates CPA’s, P.A

  West Palm Beach, FL

  March 31, 2015

CABINET GROW, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$61,472	$10,485
Accounts receivable, net	9,280	—
Inventory	48,761	17,413
Prepaid assets and other	8,938	3,010
Total current assets	128,451	30,908

Security deposit	$20,120	$—
Property, furniture and fixtures and equipment, net of accumulated depreciation of $13,026 (2014) and $2,228 (2013)	70,640	1,693
Total assets	$219,211	$32,601
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$112,203	$5,584
Accounts payable and accrued expenses, stockholder	14,152	1,754
Customer deposits	—	4,316
Note payable, stockholder	6,168	57,744
Total current liabilities	132,523	69,398

Convertible notes payable, net of discount of $210,165	523,335	—

Total liabilities	655,858	69,398

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 33,100,000 (2014) and 30,000,000 (2013) shares issued and outstanding	33,100	30,000
Common stock to be issued, $0.001 par value; 352,242	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized (2014)	—	—
Additional paid-in capital	1,085,518	(30,000)
Accumulated deficit	(1,555,617)	(36,797)

Total stockholders' deficit	(436,647)	(36,797)

	$219,211	$32,601

CABINET GROW, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Sales	$603,496	$511,130
Cost of sales	448,103	335,474
Gross profit	155,393	175,655

Operating Expenses:
Salaries and management fees (including stock compensation of $578,000 for 2014)	835,919	22,500
Advertising and marketing	250,177	80,853
Merchant processing fees	13,416	13,039
Professional fees (including 2014 stock compensation of $150,000)	210,464	—
Rent	23,310	10,264
Research and development	33,977	16,765
Depreciation and amortization	10,798	874
Other general and administrative	111,824	23,136

Total operating expenses	1,489,884	167,431

Income (loss) from operations	(1,334,492)	8,225

Other income (expenses):
Interest income	92	—
Interest expense, including related party $898 and $841 for 2014 and 2013.	(184,420)	(3,386)
Total other expense, net	(184,328)	(3,386)

Net income (loss)	$(1,518,820)	$4,840

Basic and diluted income (loss) per share	$(0.05)	$0.00

Weighted average number of common shares outstanding Basic and diluted	31,910,058	30,000,000

CABINET GROW, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2014 and 2013

			Common stock				Additional		Total
	Common stock		to be issued		Preferred stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2013	30,000,000	$30,000	—	$—	—	$—	$(30,000)	$(41,637)	$(41,637)

Net income	—	—	—	—	—	—	—	4,840	4,840

Balances December 31, 2013	30,000,000	30,000			—	—	(30,000)	(36,797)	(36,797)

Common stock issued for services	3,000,000	3,000			—	—	297,000	—	300,000

Preferred stock issued	—	—			100	—	428,100	—	428,100

Beneficial conversion feature on convertible debt	—	—			—	—	25,874	—	25,874

Discount on warrant issued with convertible debt	—	—			—	—	254,319	—	254,319

Common stock to be issued for settlement of convertible note and accrued interest	—	—	352,242	352	—	—	69,825	—	70,177

Sale of common stock	100,000	100			—	—	40,400	—	40,500

Net loss	—	—	—	—	—	—	—	(1,518,820)	(1,518,820)

Balances December 31, 2014	33,100,000	$33,100	352,242	$352	100	$0	$1,085,518	$(1,555,617)	$(436,647)

CABINET GROW, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,518,820)	$4,840
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	10,798	874
Amortization of discounts on convertible notes	136,027	—
Amortization of deferred financing fees	9,929	—
Stock compensation expense	728,000	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(9,280)	429
Inventory	(31,348)	(7,949)
Prepaid assets and other	143	(3,010)
Increase (decrease) in:
Accounts payable and accrued expenses	110,796	(884)
Accounts payable and accrued expenses, stockholder	12,399	841
Customer deposits	(4,316)	2,636
Net cash used in operating activities	(555,673)	(2,223)

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(46,241)	—
Payment of security deposit	(20,120)	—
Leasehold improvements	(33,504)	—
Net cash used in investing activities	(99,864)	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt	720,000	—
Proceeds from sale of Series A preferred stock	100	—
Amounts from advances and credit card charges from stockholder	52,749	71,462
Repayments of advances and credit card charges to stockholder	(104,324)	(70,118)
Proceeds from sale of common stock (including $500 from founder)	40,500	—
Payment of deferred financing costs	(2,500)	—
Net cash provided by financing activities	706,524	1,344

Net increase (decrease) in cash and cash equivalents	50,988	(880)
Cash and cash equivalents, beginning	10,485	11,364

Cash and cash equivalents, ending	$61,472	$10,485

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,837	$2,545

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Issuances of convertible promissory notes for fees	$79,500	$—

Common stock to be issued for settlement of convertible promissory notes and accrued interest	$70,177	$—

  CABINET GROW, INC.

  NOTES TO FINANCIAL STATEMENTS

  DECEMBER 31, 2014 AND 2013

  NOTE 1 - ORGANIZATION

  BUSINESS

  Cabinet Grow, Inc. (the “Company” or “CG-NV”) began operations in California in 2008, doing business as Universal Hydro (“Hydro”). Prior to April 2014, the Company was a sole proprietorship owned by its’ current chief operating officer and stockholder. On April 28, 2014, the Company registered with the Secretary of State of California as Cabinet Grow, Inc. (CG-CA), and all of the business, assets and liabilities of Hydro were assigned to CG-CA. On May 14, 2014, the Company filed Articles of Incorporation with the Nevada Secretary of State. On May 15, 2014, CG-CA merged with CG-NV, with CG-NV being the surviving entity. All references herein to CG or the Company refer to CG-NV, CG-CA and Hydro.

  The Company is a manufacturer and distributor of cabinet-based horticultural systems. The Company’s design and production of hydroponic and soil grow cabinets makes the process of growing in a self-contained cabinet automated and simplified. The Company’s mission is to make hydroponic and soil growing simpler, more efficient and a better value than other products found on the market. Substantially all of the Company’s sales are to individuals in the United States via the Company’s website.

  The Company became a public company by filing a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for the sale of 5,000,000 shares of common stock at $0.40 per share. Upon clearance from the SEC, the Company filed with the SEC on December 24, 2014, its’ final, effective Prospectus on Form 424(b)(3).

  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

  The accompanying financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America.

  EMERGING GROWTH COMPANY

  We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

  USE OF ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

  ACCOUNTS RECEIVABLE

  Substantially all individuals pay in advance of their product being shipped. Recently the Company began shipping product with payment terms of 30 to 60 days to retailers. For these shipments, the Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

  INVENTORY

  Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $48,761 and $17,413 as of December 31, 2014 and 2013, respectively, was comprised of raw materials.

  PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

  The Company's leasehold improvements and property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Furniture and Equipment	$26,937	$1,264
Manufacturing equipment	7,396	826
Software	15,830	1,831
Leasehold improvements	33,503	—
Accumulated depreciation	(13,026)	(2,228)
Balance	$70,640	$1,693

  Depreciation expense of $10,798 and $874 was recorded during each of the years ended December 31, 2014 and 2013.

  REVENUE RECOGNITION

  The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the product is shipped.

  SHIPPING AND HANDLING

  Shipping and handling costs billed to customers are recorded in sales. For the years ended December 31, 2014 and 2013, shipping and handling costs billed to customers was $65,207 and $63,114, respectively. Shipping costs incurred by the Company of $73,775 and $60,929 for the years ended December 31, 2014 and 2013, respectively, are recorded in cost of sales.

  RESEARCH AND DEVELOPMENT

  Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $33,977 and $16,765 for the years ended December 31, 2014 and 2013, respectively.

  ADVERTISING

  The Company records advertising costs as incurred. For the years ended December 31, 2014 and 2013, advertising expense was $250,177 and $80,853, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

  Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

  The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

  The three hierarchy levels are defined as follows:

  Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

  Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

  Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

  The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, note payable and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

  INCOME TAXES

  Prior to May 2014, the Company was organized as a sole proprietorship and was not subject to income taxes.  Rather, the Company’s sole stockholder was subject to income taxes on the Company’s taxable activity.  In May 2014, the Company became subject to income taxes and will be subject to Federal and State income taxes as a corporation.

  The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

  ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, the Company has not been assessed, nor paid, any interest or penalties.

  Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

  EARNINGS PER SHARE

  The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. During the year ended December 31 2014, 9,117,500 shares of common stock underlying convertible debt and warrants have been excluded from the computation diluted earnings per share. As of December 31, 2013, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

  RECENT ACCOUNTING PRONOUNCEMENTS

  Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future financial statements.

  NOTE 3 – PURCHASE CONCENTRATION AND CONCENTRATION OF CREDIT RISK

  CASH

  Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.

  PURCHASES

  During the year ended December 31, 2014 and 2013, the Company made significant purchases from three suppliers as follows:

Supplier	Percent of Purchases 2014	Percent of Purchases 2013	Accounts Payable Balance as of December 31, 2014
A	18%	40%	$3,247
B	25%	13%	$10,410
C	4%	10%	$—
D	13%	—	$—

  NOTE 4 – CONVERTIBLE NOTES PAYABLE

  In May and June 2014 (the “May and June 2014 Notes”), the Company issued 3 convertible promissory notes, each in the amount of $22,000. The Company received proceeds of $60,000 in the aggregate. The notes mature on their six month anniversary, bear interest at ten percent (10%) and contain a 9.1% original issue discount (“OID”). The OID is being amortized over the earlier of the conversion of the note or the maturity date, accordingly, the Company has included $6,000 of amortization in interest expense for the year ended December 31, 2014. The holders of the note can convert the notes into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. In December 2014, the Company received conversion notices from the holders of the May and June 2014 Notes and accordingly, recorded the conversion of $66,000 of principal and $4,177 of accrued and unpaid interest of the three convertible promissory notes and 352,242 shares of common stock to be issued at a conversion price of $0.20 per share. The shares were certificated in January 2015.

  On June 3, 2014, the Board authorized the Company to enter into a Securities Purchase Agreement (“SPA”) with Chicago Venture Partners, L.P. (“CVP”). Pursuant to the SPA, the Company agreed to issue to CVP a Secured Convertible Promissory Note in the principal amount of $1,657,500 (the “Company Note”).

  On June 6, 2014, the Company executed the SPA with CVP, for the sale of the Company Note in the principal amount of up to $1,657,500 (which includes CVP’s legal expenses in the amount of $7,500 and a $150,000 original issue discount) for $1,500,000, consisting of $500,000 paid in cash on June 11, 2014 (the “Closing Date”), two $250,000 secured promissory notes and two $250,000 promissory notes (the “Investor Notes”), aggregating $1,000,000, bearing interest at the rate of 10% per annum. The Investor Notes are due 30 months from the Closing Date and may be prepaid, without penalty.

  The Company has no obligation to pay CVP any amounts on any unfunded Investor Notes, which totals $875,000 as of December 31, 2014. Accordingly, the Company initially recorded $557,500 of the convertible promissory note as a liability, comprised of the $500,000 funded, $50,000 original issue discount and $7,500 for CVP’s legal expenses. On October 15, 2014, November 17, 2014 and December 19, 2014 CVP funded $62,500, $62,500 and $35,000, respectively, and the Company increased the convertible promissory note by $176,000 in the aggregate including $16,000 of OID.

  The Company has also not recorded the $875,000 remaining balance of Investor Notes issued by CVP to the Company. The above OID’s were recorded as a discount to the Company Note and is being amortized to interest expense, over the life of the loan, accordingly, $25,933 is included in interest expense for the year ended December 31, 2014.

  The Company Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on the date that is 30 months after the Closing Date. The CVP Note may be converted at the option of the holder, on the date that is six (6) months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine (9) months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 33,000,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). If the holder funds $1,500,000 and elects to convert the CVP Note into Common Stock, the number of shares issuable upon conversion will be 8,287,500. In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing.

  The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

  Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded a discount against the debt of $25,874 to be amortized into interest expense over the term of the loan. Amortization of the discount totaled $10,167 for the year ended December 31, 2014.

  The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three (3) lowest closing bid prices in the twenty (20) trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. The Company allocated $254,319 of the proceeds from the note to the warrants based on their relative fair value, and recorded a discount against the debt to be amortized into interest expense over the term of the loan. Amortization of the discount totaled $99,928 for the year ended December 31, 2014.

  The carrying amount of the Company Note as of December 31, 2014, was $523,335, net of unamortized discounts of $210,165.

  As security for the Company Note, the Company’s CEO and COO each pledged to CVP their 50 shares of Class A Preferred Stock (see Note 9). The pledge immediately expires upon the shares of common stock of the Company being publicly traded and listed or designated for quotation on any of The New York Stock Exchange, NYSE Amex, the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market, the OTC Bulletin Board, the OTCQX, or the OTCQB.

  NOTE 5 – NOTE PAYABLE, STOCKHOLDER

  For the years ended December 31, 2014 and 2013, a stockholder loaned the Company various amounts for Company expenses. Included in the advances and repayments that follow is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes. The terms of the note include an interest rate of 15% per annum and monthly payments beginning May 15, 2014 of $1,500 through March 15, 2015 and the balance due in a balloon payment on or before April 15, 2015. Interest expense of $898 and $841 was recorded for the years ended December 31, 2014 and 2013, respectively. The activity for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Beginning balance	$57,744	$56,400
Advances	52,748	71,462
Payments	(104,324)	(70,118)
Ending balance	$6,168	$57,744

  NOTE 6 – RELATED PARTY TRANSACTIONS

  For the years ended December 31, 2014 and 2013, the Company paid its’ officers the following amounts:

	2014	2013
Chief Executive Officer (“CEO”)	$53,828	$11,250
Chief Operating Officer (“COO”)	54,151	11,250
Chief Financial Officer (“CFO”)	39,000	—
Total	$146,979	$22,500

  As of December 31, 2014 the Company owed $4,500 to each the CEO and COO and $2,500 to the CFO, for accrued and unpaid fees, and accordingly $11,500 is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2014, balance sheet.

  The Company’s COO loaned the Company various amounts for Company expenses. Included in the advances and repayments is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes (see note 5). The Company recorded interest expense of $898 and $841 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 the COO was owed accrued interest of $2,653 and is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2014, balance sheet.

  On May 14, 2014, effective as of May 1, 2014, the Board authorized the Company to engage the services of Venture Equity, LLC (“Venture Equity”). Mr. Barry Hollander, the sole member of Venture Equity, was also named the Company’s Chief Financial Officer. Mr. Hollander will be responsible for the preparation of the financial statements, a registration statement, overseeing the “going public” process, the continuing reporting responsibilities upon becoming a public company and other corporate matters. The Company has agreed to compensate Venture Equity $5,000 per month and issued 1,500,000 shares of the Company’s common stock, 750,000 shares of common stock immediately vested and 750,000 shares of common stock vested on November 15, 2014. The Company recorded an expense of $75,000 for the vested shares ($0.10 per share), based upon the Company’s internal valuation on a discounted cash flow basis.

  The 750,000 shares that vested on November 15, 2014, were initially recorded as deferred equity compensation on the balance sheet, at a value of $75,000 ($0.10 per share) and has been amortized from the date of issuance to their vesting date. Accordingly, the Company has expensed $75,000 included in salaries and management fees for the year ended December 31, 2014.

  NOTE 7 – COMMITMENTS AND CONTINGENCIES

  LEASE AGREEMENTS

  Beginning January 1, 2011, the Company (through its COO) leased approximately 1,850 square feet of office and manufacturing space in an industrial complex in Irvine California. The initial lease term expired July 31, 2012. Since that date through July 2014 the Company was on a month to month basis of $2,138. Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in the same industrial complex. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company is straight lining the 24 months costs over the 26 month term of the lease. Rent expense was $38,850 and $25,660 for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the company allocated $15,540 and $15,396, respectively, of rent expense to cost of goods sold for the space utilized in manufacturing and $23,310 and $10,264 is included in general and administrative expenses for the years ended December 31, 2014 and 2013, respectively.

  NOTE 8 – STOCKHOLDERS’ EQUITY

  COMMON STOCK

  On May 14, 2014, the Board of Directors (the “Board”) authorized the Company to enter into a consulting agreement with Makena Investment Advisors, LLC (“Makena”). Pursuant to the agreement, Makena will assist the Company in advisory services and registration statement preparation related to being a public company. Pursuant to the filing of the S-1, the Company has issued Makena 1,500,000 shares of the Company’s common stock for the services. The share are fully vested and non-assessable. The Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

  Also on May 14, 2014, effective as of May 1, 2014, the Board authorized the Company to engage the services of Venture Equity. The Company has agreed to compensate Venture Equity $5,000 per month and issued 1,500,000 shares of the Company’s common stock, 750,000 shares of common stock immediately vested and 750,000 shares of common stock vested on November 15, 2014. See note 6.

  On December 26, 2014, the Company received Conversion notices from the holders of the May and June 2014 Notes and recorded 352,242 shares of common stock to be issued in satisfaction of $66,000 of principal and $4,177 of accrued and unpaid interest at a conversion price of $0.20 per share. The shares were certificated in January 2015.

  The Company’s Registration Statement on Form S-1 with the SEC became effective on December 22, 2014. On December 27, 2014, the Company sold 100,000 shares of common stock and received $40,000.

  CLASS A PREFERRED STOCK

  On June 3, 2014, the Company’s Board of Directors adopted and approved the Class A Preferred Stock Certificate of Designation, establishing the terms, conditions and relative rights of the Class A Preferred Stock, including that the holders of the Class A Preferred Stock (the “Class A Holders”) shall have limited voting rights and powers compared to the voting rights and powers of holders of Common Stock and other series of Preferred Stock. The Class A Holders shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, but only with respect to the following matters (collectively, the “Class A Voting Matters”): (i) the appointment and/or removal of any member of the Company’s board of directors, (ii) any matter related to or transaction (or series of transactions) pursuant to which the Company would sell or license all or substantially all of its assets or the stockholders of the Company would sell all or substantially all of their shares of the Company’s stock or where the Company would merge with or into any other entity, (iii) causing the Company to register its Common Stock for trading pursuant to the Securities Exchange Act of 1934, as amended, including by filing a Registration Statement on Form S-1 with the Securities Exchange Commission and filing and obtaining FINRA approval of a Form 15c2-11, and (iv) with respect to any matter involving a transaction whereby the Company will become part of or merge into an existing public company. For so long as Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Class A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on only Class A Preferred Voting Matters regardless of the actual number of shares of Class A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power for any Class A Preferred Voting Matter. The Board also approved the issuance of 50 shares each of the Class A Preferred Stock to the Company’s Chief Executive Officer and Chief Operating Officer. The issued shares of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock, and is included in salaries and management fees for the year ended December 31, 2014.

  WARRANTS

  The Company issued a five year warrant (expire on June 30, 2019) to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three (3) lowest closing bid prices in the twenty (20) trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. See note 4.

  NOTE 9 – GOING CONCERN

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014 and 2013 the Company had an accumulated deficit of $1,555,617 and $36,797 and as of December 31, 2014 a working capital deficit of $4,072. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Management’s Plans

  The Company maintains daily operations and capital needs through the receipts of sales of product and from the proceeds received from the issuance of convertible promissory notes. The Company has $875,000 of Investor Notes that may be available to be advances to the Company in 2015. The Company’s S-1 Registration Statement became effective with the SEC on December 22, 2014, pursuant to which the Company is authorized to sell up to 5,000,000 shares of common stock at $0.40 per share. From January 1, 2015 to March 1, 2015, the Company sold 502,000 shares of common and received $200,800. The Company plans on using the proceeds received for the procurement of additional inventory, advertising and marketing campaigns and general working capital.

  The Company used part of the proceeds from CVP to relocate to a larger space in the same industrial complex it previously operated from (see Note 7). One of the advantages of the new space was to build a showroom to accommodate walk-in sales, as well as to increase our capacity and our ability to purchase increased quantities of parts at a lower cost per unit.

  We are presently working on introducing an array of product extensions, new products, and subscription based service offerings. We plan to introduce a higher level of automation options as well as expand the offering of scalable packages and accessories. We have developed several innovative product enhancements that we are considering incorporating to our line of products and we may seek to apply for intellectual property protection. An increasing emphasis will be placed on supplies such as nutrients and grow medium which are consumed by system users with each grow cycle and represent a captive recurring revenue opportunity. We are introducing an automated contact and reorder system for our customer base to help grow this revenue stream. We are planning to expand our current line of LED grow lights for uses in cabinets and also as a standalone offering for larger scale growers. We also plan to offer and expand our premium support services and education. Support and education can be packaged as a monthly subscription service offering live support, advanced training, and even an auto resupply of nutrients and grow media.

  In March 2015, the Company introduced its wholesale program, whereby retailers would be able to purchase our products for resale. While the Company’s entire product line is available for purchase, the program and product was designed to allow for the retailer to carry a basic cabinet and work with their customer to custom design a cabinet that fits their needs. The Company also introduced an affiliate program designed to increase brand and product visibility across the web in a cost efficient manner. The program is designed to encourage industry related, non-competing businesses to share the Company’s products and services with their audiences through eCommerce, social media, email and content web channels. The affiliate tracking system monitors purchase conversions and automatically compensates affiliate partners when their efforts result in member purchases of products.

  The Company is currently evaluating consumer financing programs designed to increase sales through a lower cash entry point for our customers.

  NOTE 10 – SUBSEQUENT EVENTS

  From January 1, 2015 through March 1, 2015, the Company, pursuant to its’ current prospectus, sold 502,000 shares of common stock at $0.40 per share and received $200,800. The Board of Directors of the Company closed the oferring on March 17, 2015.

  On March 11, 2015 Glendale Securities, Inc. agreed to file an application on the Company’s behalf, Form 15c2-11 with FINRA to receive a trading symbol for the Company’s common stock. The application was filed on March 24, 2015.

  On March 19, 2015, CVP funded $65,000 and the Company increased their convertible promissory note by $71,500 including $6,500 of OID.

  The Company’s Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

