Form 10-Q
period 2015-03-31
Cabinet Grow, Inc.
filed 2015-05-15
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55340

CABINET GROW, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5546647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

561-249-6511
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of May 8, 2015, was 33,966,742 shares.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

CABINET GROW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$25,444	$61,472
Accounts receivable, net	1,227	9,280
Inventory	72,217	48,761
Prepaid assets and other	5,326	8,938
Total current assets	104,214	128,451

Security deposit	$20,120	$20,120
Property, furniture and fixtures and equipment, net of accumulated depreciation of $20,265 (2015) and $13,026 (2014)	67,424	70,640
Total assets	$191,758	$219,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$129,473	$112,203
Accounts payable and accrued expenses, stockholder	14,382	14,152
Customer deposits	100	—
Note payable, stockholder	11,615	6,168
Total current liabilities	155,571	132,523

Convertible notes payable, net of discount of $160,623 (2015) and $210,165 (2014)	644,377	523,335

Total liabilities	799,948	655,858

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 33,954,242 (2015) and 33,100,000 (2014) shares issued and outstanding	33,954	33,100
Common stock to be issued, $0.001 par value; 352,242 shares (2014)	—	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	1,286,087	1,085,518
Accumulated deficit	(1,928,230)	(1,555,617)

Total stockholders' deficit	(608,189)	(436,647)

	$191,758	$219,211

See notes to unaudited condensed financial statements.

CABINET GROW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2015	2014

Sales	$152,798	$184,338
Cost of sales	105,892	116,105
Gross profit	46,906	68,232

Operating Expenses:
Salaries and management fees	95,459	18,000
Advertising and marketing	130,048	32,650
Merchant processing fees	3,379	4,814
Professional fees	49,525	—
Rent	8,464	3,849
Research and development	6,253	11,886
Depreciation and amortization	7,239	218
Other general and administrative	42,869	8,689

Total operating expenses	343,236	80,106

Loss from operations	(296,330)	(11,873)

Other income (expenses):
Interest income	2	—
Interest expense, including related party $229 and $217 for 2015 and 2014.	(76,285)	(823)
Total other expense, net	(76,283)	(823)

Net loss	$(372,613)	$(12,696)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding Basic and diluted	33,819,359	30,000,000

See notes to unaudited condensed financial statements.

CABINET GROW, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(372,613)	$(12,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,239	218
Amortization of discounts on convertible notes	56,042	—
Amortization of deferred financing fees	1,762	—
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	8,053	(1,100)
Inventory	(23,456)	(8,029)
Prepaid assets and other	1,850	(80)
Increase in :
Accounts payable and accrued expenses	17,542	12,520
Accounts payable and accrued expenses, stockholder	229	2,217
Customer deposits	100	26,111
Net cash provided by (used in) operating activities	(303,252)	19,161

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(2,677)	(1,080)
Leasehold improvements	(1,346)	—
Net cash used in investing activities	(4,023)	(1,080)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	65,000	—
Amounts from advances and credit card charges from stockholder	5,447	19,407
Repayments of advances and credit card charges to stockholder	—	(20,374)
Proceeds from sale of common stock	200,800	—
Net cash provided by (used in) financing activities	271,247	(967)

Net increase (decrease) in cash and cash equivalents	(36,028)	17,114
Cash and cash equivalents, beginning	61,472	10,485

Cash and cash equivalents, ending	$25,444	$27,599

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,705	$606

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$6,500	$—

See notes to unaudited condensed financial statements.

CABINET GROW, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION

BUSINESS

Cabinet Grow, Inc. (the “Company” or “CG-NV”) began operations in California in 2008, doing business as Universal Hydro (“Hydro”). Prior to April 2014, the Company was a sole proprietorship owned by its current chief operating officer and stockholder. On April 28, 2014, the Company registered with the Secretary of State of California as Cabinet Grow, Inc. (“CG-CA”), and all of the business, assets and liabilities of Hydro were assigned to CG-CA. On May 14, 2014, the Company filed Articles of Incorporation with the Nevada Secretary of State. On May 15, 2014, CG-CA merged with CG-NV, with CG-NV being the surviving entity. All references herein to CG or the Company refer to CG-NV, CG-CA and Hydro.

The Company is a manufacturer and distributor of cabinet-based horticultural systems. The Company’s design and production of hydroponic and soil grow cabinets make the process of growing in a self-contained cabinet automated and simplified. The Company’s mission is to make hydroponic and soil growing simpler, more efficient and a better value than other products found on the market. Substantially all of the Company’s sales are to individuals in the United States via the Company’s website.

The Company became a public company by filing a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for the sale of 5,000,000 shares of common stock at $0.40 per share. Upon clearance from the SEC, the Company filed with the SEC on December 24, 2014, its final, effective Prospectus on Form 424(b)(3). Pursuant to the Registration Statement the Company sold 602,000 (502,000 in 2015) shares of common stock at $0.40 per share and received proceeds of $240,800 ($200,800 in 2015).

On March 11, 2015 Glendale Securities, Inc. agreed to file an application on Form 15c2-11 on the Company’s behalf with the Financial Industry Regulatory Authority (“FINRA”) to receive a trading symbol for the Company’s common stock. The application was filed on March 24, 2015. As of May 13, 2015, FINRA was still processing the application.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

EMERGING GROWTH COMPANY

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Substantially all individuals pay in advance of their product being shipped. Recently, the Company began shipping product with payment terms of 30 to 60 days to retailers. For these shipments, the Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $72,217 and $48,761 as of March 31, 2015 and December 31, 2014, respectively, was comprised of raw materials.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's leasehold improvements and property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Furniture and Equipment	$29,614	$26,937
Manufacturing equipment	7,396	7,396
Software	15,830	15,830
Leasehold improvements	34,849	33,503
Accumulated depreciation	(20,265)	(13,026)
Balance	$67,424	$70,640

Depreciation and amortization expense of $7,239 and $218 was recorded for the three months ended March 31, 2015 and 2014, respectively.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the product is shipped.

SHIPPING AND HANDLING

Shipping and handling costs billed to customers are recorded in sales. For the three months ended March 31, 2015 and 2014, shipping and handling costs billed to customers were $14,896 and $23,088, respectively. Shipping costs incurred by the Company of $13,499 and $21,179 for the three months ended March 31, 2015 and 2014, respectively, are recorded in cost of sales.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $6,253 and $11,886 for the three months ended March 31, 2015 and 2014, respectively.

ADVERTISING

The Company records advertising costs as incurred. For the three months ended March 31, 2015 and 2014, advertising expense was $130,048 and $32,650, respectively.

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

EARNINGS PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the three months ended March 31, 2015, 10,025,000 shares of common stock underlying convertible debt and warrants have been excluded from the computation of diluted earnings per share. As of March 31, 2014, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

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

PURCHASES

During the three months ended March 31, 2015 and 2014, the Company made significant purchases from three suppliers as follows:

Supplier	Percent of Purchases 2015	Percent of Purchases 2014	Accounts Payable Balance as of March 31, 2015
A	30%	6%	$—
B	24%	25%	$1,669
C	19%	21%	$1,774

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In May and June 2014 (the “May and June 2014 Notes”), the Company issued 3 convertible promissory notes, each in the amount of $22,000. The Company received proceeds of $60,000 in the aggregate. Each of the May and June 2014 Notes matured on the six month anniversary of its issuance date, carried interest at 10% and contained a 9.1% original issue discount (“OID”). The OID was amortized over the earlier of the conversion of the note or the maturity date. The holders of the note can convert the notes into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. In December 2014, the Company received conversion notices from the holders of the May and June 2014 Notes and accordingly, recorded the conversion of $66,000 of principal and $4,177 of accrued and unpaid interest of the three convertible promissory notes and 352,242 shares of common stock to be issued at a conversion price of $0.20 per share. The shares were issued in January 2015.

On June 3, 2014, the Board authorized the Company to enter into a Securities Purchase Agreement (“SPA”) with Chicago Venture Partners, L.P. (“CVP”). Pursuant to the SPA, the Company agreed to issue to CVP a Secured Convertible Promissory Note in the principal amount of $1,657,500 (the “Company Note”).

On June 6, 2014, the Company executed the SPA with CVP, for the sale of the Company Note in the principal amount of up to $1,657,500 (which includes CVP’s legal expenses in the amount of $7,500 and a $150,000 OID) for $1,500,000, consisting of $500,000 paid in cash on June 11, 2014 (the “Closing Date”), two $250,000 secured promissory notes and two $250,000 promissory notes (the “Investor Notes”), aggregating $1,000,000, bearing interest at the rate of 10% per annum. The Investor Notes are due 30 months from the Closing Date and may be prepaid, without penalty.

The Company has no obligation to pay CVP any amounts on any unfunded Investor Notes, which totals $775,000 as of March 31, 2015. Accordingly, the Company initially recorded $557,500 of the convertible promissory note as a liability, comprised of the $500,000 funded, $50,000 OID and $7,500 for CVP’s legal expenses. On October 15, 2014, November 17, 2014 and December 19, 2014, CVP funded $62,500, $62,500 and $35,000, respectively, and the Company increased convertible promissory note by $176,000 including $16,000 of OID. On March 18, 2015, CVP funded $65,000 and the Company increased convertible promissory note by $71,500 including $6,500 of OID.

The Company has also not recorded the $775,000 remaining balance of the Investor Notes issued by CVP to the Company. The above OIDs were recorded as a discount to the Company Note and are being amortized to interest expense, over the life of the loan. Accordingly, $6,692 is included in interest expense for the three months ended March 31, 2015.

The Company Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on the date that is 30 months after the Closing Date. The CVP Note may be converted at the option of the holder, on the date that is six months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 33,000,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). If the holder funds $1,500,000 and elects to convert the CVP Note into Common Stock, the number of shares issuable upon conversion will be 8,287,500. In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing.

The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded an initial discount against the debt of $25,874 to be amortized into interest expense over the term of the loan. Amortization of the discount totaled $4,557 for the three months ended March 31, 2015.

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. The Company allocated $254,319 of the proceeds from the note to the warrants based on their relative fair value, and recorded a discount against the debt to be amortized into interest expense over the term of the loan. Amortization of the discount totaled $44,793 for the three months ended March 31, 2015.

The carrying amount of the Company Note as of March 31, 2015, was $644,377, net of unamortized discounts of $160,623.

As security for the Company Note, the Company’s CEO and COO each pledged to CVP their 50 shares of Class A Preferred Stock (see Note 8). The pledge immediately expires upon the shares of common stock of the Company being publicly traded and listed or designated for quotation on any of The New York Stock Exchange, NYSE Amex, the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market, the OTC Bulletin Board, the OTCQX, or the OTCQB.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

For the three months ended March 31, 2015 and 2014, a stockholder loaned the Company various amounts for Company expenses. Included in the advances and repayments that follow is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes. The terms of the note include an interest rate of 15% per annum and monthly payments beginning May 15, 2014 of $1,500 through March 15, 2015 and the balance due in a balloon payment on or before April 15, 2015. Interest expense of $229 and $217 was recorded for the three months ended March 31, 2015 and 2014, respectively. The activity for the three months ended March 31, 2015 and for the year ended December 31, 2014 is as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning balance	$6,168	$57,744
Advances	5,427	52,748
Payments	—	(104,324)
Ending balance	$11,615	$6,168

NOTE 6 – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014, the Company recorded expenses to its officers the following amounts:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Chief Executive Officer (“CEO”)	$15,000	$9,000
Chief Operating Officer (“COO”)	15,000	9,000
Chief Financial Officer (“CFO”)	15,000	—
Total	$45,000	$18,000

As of March 31, 2015 and December 31, 2014, the Company owed $4,500 to each of the CEO and COO and $2,500 to the CFO, for accrued and unpaid fees, and accordingly $11,500 is included in accounts payable and accrued liabilities, stockholders, on the balance sheets presented herein.

The Company’s COO loaned the Company various amounts for Company expenses. Included in the advances and repayments is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes (see note 6 ). The Company recorded interest expense of $229 and $217 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the COO was owed accrued interest of $2,882 and $2,653, respectively, which is included in accounts payable and accrued liabilities, stockholders, on the balance sheets presented herein.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Beginning January 1, 2011, the Company (through its COO) leased approximately 1,850 square feet of office and manufacturing space in an industrial complex in Irvine California. The initial lease term expired July 31, 2012. Since that date through July 2014, the Company leased the property on a month to month basis at a cost of $2,138 per month. Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in the same industrial complex. The Company entered into a 26 month lease, pursuant to which (i) there is no base rent for the first two months, (ii) beginning October 1, 2014, the monthly lease is $4,870 plus common area maintenance charges of $354, and (iii) beginning October 1, 2015, the monthly rent increases to $5,091. The Company is straight lining the 24 month costs over the 26 month term of the lease. Rent expense was $14,106 and $6,415 for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company allocated $5,642 and $2,566, respectively, of rent expense to cost of goods sold for the space utilized in manufacturing and $8,464 and $3,849 is included in general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company’s Registration Statement on Form S-1 with the SEC became effective on December 22, 2014. During the three months ended March 31, 2015, the Company sold 502,000 shares of common stock and received $200,800.

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

WARRANTS

The Company issued a five year warrant (which expires on June 30, 2019) to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. See note 5.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015 the Company had an accumulated deficit of $1,928,230 and a working capital deficit of $51,357. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company maintains daily operations and capital needs through the receipts of sales of product and from the proceeds received from the issuance of convertible promissory notes. As of March 31, 2015, the Company has $775,000 of Investor Notes that may be available to be advances to the Company.

We are presently working on introducing an array of product extensions, new products, and subscription based service offerings. We plan to introduce a higher level of automation options as well as expand the offering of scalable packages and accessories. We have developed several innovative product enhancements that we are considering incorporating to our line of products and we may seek to apply for intellectual property protection. An increasing emphasis will be placed on supplies such as nutrients and grow medium which are consumed by system users with each grow cycle and represent a captive recurring revenue opportunity. We are introducing an automated contact and reorder system for our customer base to help grow this revenue stream. We are planning to expand our current line of LEDs for uses in cabinets and also as a standalone offering for larger scale growers. We also plan to offer and expand our premium support services and education. Support and education can be packaged as a monthly subscription service offering live support, advanced training, and even an auto resupply of nutrients and grow media.

In March 2015, the Company introduced its wholesale program, whereby retailers would be able to purchase our products for resale. While the Company’s entire product line is available, the program and product was designed to allow for the retailer to carry a basic cabinet and work with their customer to custom design a cabinet that fits their needs.

NOTE 10 – SUBSEQUENT EVENTS

On April 2, 2015, the Company signed a Letter of Intent to acquire 100% of BlueCommerce Solutions, Inc. (“BLCO”).

On April 14, 2015, CVP funded $22,500 and the Company increased the convertible promissory note by $24,750, including $2,250 of OID.

On April 23, 2015, CVP funded $25,500 and the Company increased the convertible promissory note by $28,050, including $2,550 of OID.

Effective April 15, 2015, the Company entered into a two-month Investor Relations Consulting Agreement (the “Agreement”) with Hayden IR (“Hayden”). Pursuant to the Agreement, the Company will issue 12,500 shares of restricted common stock for each month of service.

On May 11, 2015, the Board of Directors adopted the 2015 Equity Compensation Plan (the “Plan”) and has allocated 5,000,000 shares of common stock for future grants under the Plan. The Board also approved increases to the salaries of each of the Company’s CEO, CFO and COO from $5,000 per month to $8,000 per month. The increases will only be paid when and if the cash flow of the Company is sufficient.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On April 2, 2015, the Company signed a Letter of Intent to acquire 100% of BlueCommerce Solutions, Inc. (“BLCO”).

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 were $152,798 compared to $184,338 for the three months ended March 31, 2014. The decrease for the three months ended March 31, 2015 was primarily a result of a unit decrease of the Company’s ECP model from 22 to 13 and a corresponding decrease in revenues from $62,299 to $42,264. This decrease was partially offset by an increase in the Company’s Yielder Max model from 27 to 34 units and an increase in revenues from $55,441 to $68,006. A summary of the net increase in sales is as follows:

	For the three months ended March 31,
	2015			2014
	Units	Dollars	Average	Units	Dollars	Average
Cabinets	73	$134,385	$1,841	78	$145,557	$1,866
Tents	—	4,727	—	—	7,061	—
Accessories	—	23,048	—	—	23,088	—
Discounts	—	(24,225)	—	—	(14,456)	—
Net product sales		137,905			161,250
Freight income	—	14,893	—	—	23,088	—
Total		$152,798			$184,338

Cost of Sales

Cost of sales decreased to $105,892 for the three months ended March 31, 2015 from $116,105 for the three months ended March 31, 2014. We realize a similar gross margin percentage on all of our cabinets. The decrease in costs of sales was as a result of decreased revenues and was comprised of:

	For the three months ended March 31,
Description	2015	2014
Components	$57,278	$68,779
Packaging and inland freight	5,045	8,686
Labor and benefits	21,795	14,028
Overhead	8,275	3,433
Sub total	92,393	94,926
Freight to customer costs	13,499	21,179
Total	$105,892	$116,105

Operating Expenses

Operating expenses increased to $343,236 for the three months ended March 31, 2015 from $80,106 for the three months ended March 31, 2014. The increase in expenses in the current period was as follows:

	For the three months ended March 31,
Description	2015	2014
Salaries and management fees	$95,459	$18,000
Professional fees	49,525	—
Advertising and marketing	130,048	32,650
Rent	8,464	3,849
Merchant processing fees	3,379	4,814
Research and development	6,253	11,886
Depreciation and amortization	7,239	218
Other general and administrative	42,869	8,689
Total	$343,236	$80,106

Salaries and management fees increased in the current period as a result of each of our CEO, CFO and COO receiving fees of $15,000, respectively, and administrative salaries (including sales) and payroll taxes of $50,458. For the three months ended March 31, 2014, the Company’s CEO and COO each received fees of $9,000 and administrative salaries were $9,000.

Professional fees of $49,525 for the three months ended March 31, 2015 and included $9,800 auditing fees, $8,025 legal fees and $31,700 of fees paid to a consultant. As of March 31, 2015, the Company is no longer engaging the consultant.

Advertising and marketing expenses increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as we increased our print advertising campaign, online and digital advertising, trade show participation and costs incurred for our website update and enhancements. Included in the current expense is $22,814 paid to marketing consultant, which the Company is no longer engaging.

Merchant processing fees decreased for the three months ended March 31, 2015 as a result of decreased sales and the fees the Company pays for the processing and collection of credit card sales.

Research and development costs were incurred for the three months ended March 31, 2015 related to the Company conducting additional studies regarding analyzing the various stages of growth in order to improve the final product as well as the testing and development of new components.

Depreciation and amortization expense increased to $7,239 for the three months ended March 31, 2015 compared to $218 for the three months ended March 31, 2014 as a result of the amortization of leasehold improvement costs of $34,849 for the build out of its new office and warehouse space and the acquisition of $44,419 of furniture and fixtures, computers and software and equipment since March 31, 2014.

General and administrative costs increased to $42,869 for the three months ended March 31, 2015, from $8,689 for the three months ended March 31, 2014 as a result of increases in investor relation matters of $14,136, travel, meals and entertainment of $11,755, computer and internet costs of $1,880, supplies of $1,790, transfer agent and filing fees of $1,543 and utilities of $949.

Other expenses (income)

For the three months ended March 31, 2015, other expenses increased to $76,283 compared to $823 for the three months ended March 31, 2014. Interest expense increased $76,285 for the three months ended March 31, 2015, predominantly as a result of $56,042 related to the amortization of discounts recorded on convertible promissory notes, $17,780 related to interest on the face value of issued convertible promissory notes and $1,762 related to the amortization of deferred financing costs.

Net Loss

Net loss for the three months ended March 31, 2015, was $372,613 compared to $12,696 for the three months ended March 31, 2014, as a result of the decrease in revenues and gross profit and the increases in operating expenses and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015, we had cash and cash equivalents of $25,444, a decrease of $36,028, from $61,472 as of December 31, 2014. At March 31, 2015, we had current liabilities of $155,571 compared to current assets of $104,214 which resulted in working capital deficit of $51,357. The current liabilities are comprised of accounts payable, accrued expenses, customer deposits and note payable to a stockholder.

Operating Activities

The Company used $303,252 of cash from operating activities for the three months ended March 31, 2015 compared to cash provided from operations of $19,161 for the three months ended March 31, 2014. Non-cash expenses for the three months ended March 31, 2015, of $56,042 of amortization of discounts on convertible notes, $1,762 deferred financing fees and $7,239 of depreciation and amortization were major adjusting factors to reconcile the Company’s net loss of $372,613 to net cash used in operating activities. Changes in operating assets and liabilities resulted in cash utilized of $4,318 for the three months ended March 31, 2015 compared to $31,639 cash provided in the same period in 2014. The major changes in non-cash operating items for the three months ended March 31, 2015 resulted from increases of $17,542 in accounts payable, $229 in amounts due related parties, $23,456 increase in inventory and $8,053 decrease in accounts receivable.

The cash provided from operating activities for the three months ended March 31, 2014 of $19,161 was as a result of changes in operating items, including increases in customer deposits of $26,111, accounts payable of $12,520, accounts payable and accrued expenses, stockholder of $2,217 and increases in inventory of $8,029 and accounts receivable of $1,100.

Investing Activities

Cash used in investing activities was $4,023 for the three months ended March 31, 2015 was comprised of $1,346 of leasehold improvements and $2,677 of purchased office and warehouse equipment. Cash used in investing activities for the three months ended March 31, 2014, was comprised $1,080 of purchased office and warehouse equipment.

Financing Activities

Cash provided by financing activities was $271,247 for the three months ended March 31, 2015, compared to cash used of $967 for the three months ended March 31, 2014. During the three months ended March 31, 2015, the primary sources of cash were the proceeds of $65,000 from the issuance of convertible promissory notes, $200,800 from the sale of shares of common stock and $5,447 for amounts received from a stockholder. During the three months ended March 31, 2014, the primary source of cash were proceeds of $19,407 for amounts advanced and credit card charges from a stockholder offset by repayments of $20,374.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $72,217 and $48,761 as of March 31, 2015 and December 31, 2014, respectively, was comprised of raw materials.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the product is shipped.

Shipping and Handling

Shipping and handling costs billed to customers are recorded in sales. For the three months ended March 31, 2015 and 2014, shipping and handling costs billed to customers were $14,896 and $23,088, respectively. Shipping costs incurred by the Company of $13,499 and $21,179 for the three months ended March 31, 2015 and 2014, respectively, are recorded in cost of sales.

Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $6,253 and $11,886 for the three months ended March 31, 2015 and 2014, respectively.

Advertising

The Company records advertising costs as incurred. For the three months ended March 31, 2015 and 2014, advertising expense was $130,048 and $32,650, respectively.

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the three months ended March 31, 2015, 10,025,000 shares of common stock underlying convertible debt and warrants have been excluded from the computation of diluted earnings per share. As of March 31, 2014, the Company did not have any outstanding common stock equivalents or any other potentially dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of March 31, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

On May 11, 2015, the Company’s Board of Directors adopted the 2015 Equity Compensation Plan (the “Plan”). Persons eligible to participate in the Plan include Employees (as defined in the Plan), officers and directors of the Company.

Term

The Plan became effective upon its adoption by the Board. Options and stock awards may be granted immediately thereafter; provided, that no option may be exercised and no stock award may be granted under the Plan until it is approved by the stockholders of the Company, within 12 months after the date of adoption by the Board. The Plan shall continue in effect for a term of 10 years from the date of the Plan’s adoption by the Board unless terminated earlier as provided in the Plan.

Administration

The Plan will be administered by the Board or a committee designated by the Board (the “Committee”). The Committee may grant options and stock awards under the Plan.

Maximum Shares Available

The maximum aggregate number of shares that may be issued under the Plan through awards is 5,000,000 shares.

Adjustments

The maximum aggregate number of shares that may be issued under the Plan, the number and kind of shares covered by each outstanding award, and the price per share (but not the total price) subject to each outstanding award shall be proportionally adjusted to prevent dilution or enlargement of rights under the Plan for any change in the outstanding common stock subject to the Plan, or subject to any award, resulting from any stock splits, combination or exchange of shares, consolidation, spin-off or recapitalization of shares or any capital adjustment or transaction similar to the foregoing or any distribution to holders of common stock other than regular cash dividends.

Awards

Options

The Committee may grant options to purchase shares of common stock under the Plan from time to time in the discretion of the Administrator or automatically upon the occurrence of specified events, including the achievement of performance goals, and for the satisfaction of an event or condition within the control of the grantee or within the control of others.

The per share exercise price of an option shall be determined by the Committee, provided, however that (i) the exercise price of an incentive stock option granted to a non-10% stockholder shall be no less than 100% of the fair market value of the Company’s common stock on the grant date, (ii) the exercise price of an incentive stock option granted to a 10% stockholder shall be no less than 110% of the fair market value of the Company’s common stock on the grant date, and (iii) the exercise price of a nonstatutory stock option shall be no less than 100% of the fair market value of the Company’s common stock on the grant date.

Only employees may be granted incentive stock options. Notwithstanding the designation “incentive stock option” in an option agreement, if the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the grantee during any calendar year (under all plans of the Company) exceeds $100,000, then the portion of such options that exceeds $100,000 shall be treated as nonstatutory stock options.

A copy of the form of stock option agreement is attached hereto as Exhibit 10.7 and is incorporated herein by reference.

Restricted Stock

The Committee may grant stock awards pursuant to a stock award agreement that shall contain provisions regarding (i) the number of shares subject to such stock award or a formula for determining such number; (ii) the purchase price, if any, of the shares, and the means of payment for the shares; (iii) the performance criteria, if any, and level of achievement versus these criteria that shall determine the number of shares granted, issued, retained, or vested, as applicable; (iv) such terms and conditions on the grant, issuance, vesting, or forfeiture of the shares, as applicable, as may be determined from time to time by the Committee; (v) restrictions on the transferability of the stock award; and (vi) such further terms and conditions in each case not inconsistent with the Plan as may be determined from time to time by the Committee.

Unless otherwise provided by the Committee, the grantee shall have the rights equivalent to those of a stockholder and shall be a stockholder only after shares are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) to the grantee. Unless otherwise provided by the Committee, a grantee holding stock units shall be entitled to receive dividend payments as if he or she were an actual stockholder.

A copy of the form of stock award agreement for restricted stock is attached hereto as Exhibit 10.8 and is incorporated herein by reference.

The foregoing summary of the Plan is qualified in its entirety by reference to the full text of the Plan. A copy of the Plan is attached hereto as Exhibit 10.6 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.2	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.3	Bylaws of Cabinet Grow, Inc. (California Corporation). (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.4	Articles of Merger and Agreement and Plan of Merger filed with the Nevada Secretary of State on May 16, 2014. (Incorporated herein by reference to Exhibit 3.4 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.5	Bylaws of Cabinet Grow, Inc. (Nevada corporation). (Incorporated herein by reference to Exhibit 3.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.1	Certificate of Designation Class A Preferred Stock. (Incorporated herein by reference to Exhibit 4.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
4.2	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Sam May dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.3	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Matt Lee dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.4	$22,000 Convertible Promissory Note with Gary Gilman. (Incorporated herein by reference to Exhibit 4.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.41	$22,000 Convertible Promissory Note with Sean Cook. (Incorporated herein by reference to Exhibit 4.41 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.42	$22,000 Convertible Promissory Note with Maureen Lee. (Incorporated herein by reference to Exhibit 4.42 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.5	Security Purchase Agreement (“SPA”) Chicago between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Includes Exhibit N). (Incorporated herein by reference to Exhibit 4.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.6	Secured Convertible Promissory Note between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.6 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.7	Pledge Agreement between Sam May and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.7 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.8	Pledge Agreement between Matt Lee and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.8 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.9	Warrant to Purchase Common Stock between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.9 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.10	Amended form of Subscription Agreement. (Incorporated herein by reference to Exhibit 4.10 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).

4.11	Membership Interest Pledge Agreement (Buyer Pledge Agreement). (Incorporated herein by reference to Exhibit 4.11 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.12	Allocation of Purchase Price. (Incorporated herein by reference to Exhibit 4.12 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.13	Secured Buyer Note #2. (Incorporated herein by reference to Exhibit 4.13 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.14	Secured Buyer Note #4. (Incorporated herein by reference to Exhibit 4.14 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.15	Security Agreement. (Incorporated herein by reference to Exhibit 4.15 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.16	Irrevocable Transfer Agent Instructions. (Incorporated herein by reference to Exhibit 4.16 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.17	Secretary’s Certificate. (Incorporated herein by reference to Exhibit 4.17 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.18	Share Issuance Resolution. (Incorporated herein by reference to Exhibit 4.18 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.1	Agreement to Assign Assets between Cabinet Grow, Inc. and Matt Lee dated April 30, 2014. (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.2	Merger Agreement. (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.3	Promissory Note between Cabinet Grow, Inc. and Matt Lee dated April 29, 2014. (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.4	Secured Buyer Note #1. (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.5	Secured Buyer Note #3. (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.6*+	Cabinet Grow, Inc. 2015 Equity Compensation Plan.
10.7*+	Form of Stock Option Agreement under the Cabinet Grow, Inc. 2015 Equity Compensation Plan.
10.8*+	Form of Stock Award Agreement for Restricted Stock under the Cabinet Grow, Inc. 2015 Equity Compensation Plan.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015	CABINET GROW, INC.

	By:	/s/ Sam May
Sam May
Chief Executive Officer (principal executive officer)

By:	/s/ Barry Hollander
Barry Hollander
Chief Financial Officer (principal financial and accounting officer)

