Form 10-Q
period 2015-06-30
Cabinet Grow, Inc.
filed 2015-08-10
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of August 7, 2015, was 36,605,338 shares.

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

CABINET GROW, INC,
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$27,423	$61,472
Accounts receivable, net	4,293	9,280
Inventory	47,233	48,761
Prepaid assets and other	4,991	8,938
Total current assets	83,940	128,451

Security deposit	$20,120	$20,120
Property and equipment, net of accumulated depreciation of $27,505 (2015) and $13,026 (2014)	60,184	70,640
Total assets	$164,244	$219,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$157,594	$112,203
Accounts payable and accrued expenses, stockholder	32,611	14,152
Customer deposits	11,176	—
Note payable, stockholder	11,615	6,168
Total current liabilities	212,996	132,523

Convertible notes payable, net of discount of $173,061 (2015) and $210,165 (2014)	739,739	523,335

Total liabilities	952,735	655,858

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 33,966,742 (2015) and 33,100,000 (2014) shares issued and outstanding	33,967	33,100
Common stock to be issued, $0.001 par value, 105,000 (2015) and 352,242 (2014) shares to be issued	105	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	1,495,970	1,085,518
Accumulated deficit	(2,318,533)	(1,555,617)

Total stockholders' deficit	(788,491)	(436,647)

Total liabilities and stockholders' deficit	$164,244	$219,211

See notes to unaudited condensed financial statements.

CABINET GROW, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

Sales	$228,585	$128,398	$381,381	$312,736
Cost of sales	161,012	101,760	266,904	217,866
Gross profit	67,572	26,638	114,478	94,870

Operating Expenses:
Salaries and management fees (including 2014 stock compensation of $521,750)	123,196	573,356	218,654	591,356
Advertising and marketing	34,321	27,982	164,238	60,631
Merchant processing fees	4,782	2,542	8,207	7,356
Professional fees (including stock compensation for the six months ended June 30 of $47,000 (2015) and $150,000 (2014)	56,651	168,286	106,176	168,286
Rent	8,465	4,027	16,929	7,876
Research and development	10,885	4,186	17,138	16,072
Depreciation and amortization	7,239	800	14,479	1,019
Other general and administrative	30,276	21,107	73,245	29,796

Total operating expenses	275,816	802,286	619,065	882,392

Loss from operations	(208,243)	(775,649)	(504,588)	(787,522)

Other income (expenses):
Other income and interest income	741	30	744	30
Interest expense, other	(182,574)	(20,463)	(258,613)	(20,845)
Interest expense, related party	(229)	0	(458)	(441)
Total other expense, net	(182,061)	(20,433)	(258,328)	(21,256)

Net loss	$(390,304)	$(796,082)	(762,916)	(808,778)

Basic and diluted loss per share	$(0.01)	$(0.03)	(0.02)	(0.03)

Weighted average number of common shares outstanding Basic and diluted	33,964,798	31,566,667	33,892,078	30,783,333

See notes to unaudited condensed financial statements.

CABINET GROW, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2015	2014
		(Restated)
Cash flows from operating activities
Net loss	$(762,916)	$(808,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,479	1,019
Amortization of discounts on convertible notes	216,404	15,109
Amortization of deferred financing fees	2,909	1,458
Stock compensation expense	47,000	671,750
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,987	(35)
Inventory	1,528	(9,977)
Prepaid assets and other	1,038	(19,116)
Increase in:
Accounts payable and accrued expenses	45,664	24,497
Accounts payable and accrued expenses, stockholder	18,458	8,267
Customer deposits	11,176	5,338
Net cash used in operating activities	(399,273)	(110,469)

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(2,677)	(9,570)
Leasehold improvements	(1,346)	—
Net cash used in investing activities	(4,023)	(9,570)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	163,000	560,000
Proceeds from sale of Series A preferred stock	—	100
Amounts from advances and credit card charges from stockholder	5,447	43,664
Repayments of advances and credit card charges to stockholder	—	(89,687)
Proceeds from sale of common stock	200,800	500
Payment of deferred financing costs	—	(2,500)
Net cash provided by financing activities	369,247	512,078

Net increase (decrease) in cash and cash equivalents	(34,049)	392,039

Cash and cash equivalents, Beginning	61,472	10,485

Cash and cash equivalents, Ending	$27,423	$402,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,071	$4,258
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Included in issuances of convertible promissory notes for fees	$16,300	$63,500

See notes to unaudited condensed financial statements.

CABINET GROW, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company’s common stock is quoted on the OTC Market Group, Inc.’s OTC Pink marketplace under the symbol “CBNT.” On July 31, 2015, the Company engaged DTCEligibility.com to assist the Company with the preparation of the necessary documents associated with applying for DTC eligibility.

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

The Company commenced its initial public offering in December 2014. The Company sold 602,000 (502,000 in 2015) shares of its common stock at $0.40 per share pursuant to its initial public offering and received net proceeds of $240,800 ($200,800 in 2015).

RESTATEMENT

The unaudited financial statements for the six months ended June 30, 2014 have been restated to correct notes receivable and the associated liability for the unfunded portion of the Company’s convertible notes. In conjunction with such adjustment, the Company determined that the related embedded conversion options and common stock warrants do not require derivative liability treatment as reflected in the previously issued unaudited financial statements since there was no active market for the Company’s common stock and the underlying shares are not readily convertible into cash.

The following tables present the effects of the restatement adjustments on the affected line items in the previously reported statement of operations for the six months ended June 30, 2014.

	Six months ended June 30, 2014

	As reported	Adjustments	Restated
Other income (expenses)
Interest income	$4,253	$(4,223)	$0

Interest expense	(65,657)
Amortizations of note discount		38,698
Amortization of deferred financing costs		(133)	(21,286)
Accrued interest convertible note		5,806
Derivative liability expense	(264,725)
Initial derivative liability expense		270,368
Fair value change in derivative liabilities		(5,643)	—

Total other expense, net	$(326,129)	$304,874	$(21,256)

Net Loss	$(1,113,652)	$304,874	$(808,778)

Basic and diluted loss per share	$(0.04)	$—	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	30,783,333	—	30,783,333

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2014 on Form 10-K. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $47,223 and $48,761 as of June 30, 2015 and December 31, 2014, respectively, was comprised of raw materials.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Furniture and Equipment	$29,614	$26,937
Manufacturing equipment	7,396	7,396
Software	15,830	15,830
Leasehold improvements	34,849	33,503
Accumulated depreciation	(27,505)	(13,026)
Balance	$60,184	$70,640

Depreciation expense of $14,479 and $1,019 was recorded for the six months ended June 30, 2015 and 2014, respectively.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the product is shipped.

SHIPPING AND HANDLING

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales. For the three and six months ended June 30, 2015 and 2014, the billing costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Freight costs billed to customers	$19,897	$14,078	$34,793	$37,166
Company’s shipping costs	$15,307	$14,333	$28,806	$35,505

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to expense as incurred. For the three and six months ended June 30, 2015 and 2014, the costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development costs	$10,885	$4,186	$17,138	$16,072

ADVERTISING

The Company records advertising costs as incurred. For the three and six months ended June 30, 2015 and 2014, advertising expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Advertising costs	$34,321	$27,982	$164,238	$60,631

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes.” Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the six months ended June 30, 2014 and 2015, 14,617,500 and 14,287,500 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation of diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

CASH

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.

PURCHASES

During the six months ended June 30, 2015 and 2014, the Company made significant purchases from three suppliers as follows:

Supplier	Purchase % Six Months Ended June 30, 2014	Purchase % Six Months Ended June 30, 2015	Accounts Payable Balance as of June 30, 2015
A	26%	32%	$4,777
B	19%	18%	$11,088
C	—	16%	$-0-

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

On June 6, 2014, the Company executed the SPA with CVP, for the sale of the Company Note in the principal amount of up to $1,657,500 (which includes CVP’s legal expenses in the amount of $7,500 and a $150,000 OID) for $1,500,000, consisting of $500,000 paid in cash on June 11, 2014 (the “Closing Date”), two $250,000 secured promissory notes and two $250,000 promissory notes (the “Investor Notes”), aggregating $1,000,000, bearing interest at the rate of 10% per annum. The Investor Notes are due 30 months from the Closing Date and may be prepaid, without penalty. Advances received, OID charged and deferred financing costs incurred to CVP are as follows:

Date	Funded Amount	OID	Other	Convertible Note Issued
6 /11/14	$500,000	$50,000	$7,500	$557,500
10 /15/14	62,500	6,250	—	68,750
11 /17/14	62,500	6,250	—	68,750
12 /19/14	35,000	3,500	—	38,500
Balances 12/31/14	660,000	60,000	7,500	733,500
3 /18/15	65,000	6,500	—	71,500
4 /14/15	22,500	2,250	—	24,750
4 /23/15	25,500	2,550	—	28,050
5 /20/15	30,000	3,000	—	33,000
6 /22/15	20,000	2,000	—	22,000
Balances 6/30/15	$823,000	$82,300	$7,500	$912,800

The Company has also not recorded the $677,000 remaining balance of the Investor Notes issued by CVP to the Company. The above OID’s were recorded as a discount to the Company Note and are being amortized to interest expense, over the life of the loan. Accordingly, $16,755 and $23,447 is included in interest expense for the three and six months ended June 30, 2015, respectively.

The Company Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on the date that is 30 months after the Closing Date. The Company Note may be converted at the option of the holder, on the date that is six months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 33,000,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). If the holder funds $1,500,000 and elects to convert the Company Note into Common Stock, the number of shares issuable upon conversion will be 8,287,500. In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing.

The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded an initial discount against the debt of $25,874 to be amortized into interest expense over the term of the loan. Amortization of the discount was $2,969 and $7,526 for the three and six months ended June 30, 2015, respectively. Additionally, during the six months ended June 30, 2015, the Company received $163,000 in new funding and increased the Company Note by $179,300 including $16,300 of OID. The Company recorded an initial discount against the new debt for the BCF in the amount of $163,000, to be amortized into interest expense over the term of the loan. Amortization of the discount for the three and six months ended June 30, 2015 was $111,458.

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. The Company allocated $254,319 of the proceeds from the note to the warrants based on their relative fair value, and recorded a discount against the debt to be amortized into interest expense over the term of the loan. Amortization of the discount was $29,180 and $73,973 and is included in interest expense for the three and six months ended June 30, 2015, respectively.

The carrying amount of the Company Note as of June 30, 2015, was $739,739, net of unamortized discounts of $173,061.

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

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

For the six months ended June 30, 2015 and the year ended December 31, 2014, a stockholder and officer loaned the Company various amounts for Company expenses. Included in the advances and repayments that follow is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes. The terms of the note include an interest rate of 15% per annum and monthly payments beginning May 15, 2014 of $1,500 through March 15, 2015 and the balance due in a balloon payment on or before April 15, 2015. Interest expense of $229 and $458 was recorded for the three and six months ended June 30, 2015, respectively. The activity for the six months ended June 30, 2015 is as follows:

Six Months Ended June 30, 2015
Beginning balance	$6,168
Advances	5,447
Ending balance	$11,615

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 14, 2014, effective as of May 1, 2014, the Board authorized the Company to engage the services of Venture Equity, LLC (“Venture Equity”). Mr. Barry Hollander, the sole member of Venture Equity, was also named the Company’s Chief Financial Officer. Mr. Hollander will be responsible for the preparation of the financial statements, a registration statement, overseeing the “going public” process, the continuing reporting responsibilities upon becoming a public company and other corporate matters. The Company has agreed to compensate Venture Equity $5,000 per month and issued 1,500,000 shares of the Company’s common stock, 750,000 shares of common stock immediately vested and 750,000 shares of common stock vested on November 15, 2014. The Company recorded an expense of $75,000, included in salaries and management fees for the three and six months ended June 30, 2014, for the vested shares ($0.10 per share), based upon the Company’s internal valuation on a discounted cash flow basis.

The 750,000 shares that vested on November 15, 2014 have been recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and were amortized monthly from the date of issuance to their vesting date. Accordingly, the Company has expensed $18,750 included in salaries and management fees for the three and six months ended June 30, 2014. The balance was amortized monthly through November 15, 2014.

On May 11, 2015, the Board approved increases to the salaries of each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) from $5,000 per month to $8,000 per month. The increases will only be paid when and if the cash flow of the Company is sufficient.

For the three and six months ended June 30, 2015 and 2014, the Company recorded expenses to its officers the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
CEO	$21,000	$15,000	$36,000	$24,000
COO	21,000	15,000	36,000	24,000
CFO	21,000	10,000	36,000	10,000
Total	$63,000	$40,000	$108,000	$58,000

As of June 30, 2015, the Company owed $10,500 to each the CEO and COO and $8,500 to the CFO, for accrued and unpaid fees. As of December 31, 2014, the Company owed $4,500 to each the CEO and COO and $2,500 to the CFO. Accordingly $29,500 and $11,500 is included in accounts payable and accrued liabilities, stockholders, on the June 30, 2015 and December 31, 2014 balance sheets presented herein, respectively.

The Company’s COO loaned the Company various amounts for Company expenses. Included in the advances and repayments is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes (see Note 5). The Company recorded interest expense of $229 and $221 for the three months ended June 30, 2015 and 2014 respectively and $458 and $441 for the six months ended June 30, 2015 and 2014 respectively. As of June 30, 2015 and December 31, 2014, the COO was owed accrued interest of $3,111 and $2,653, respectively, which is included in accounts payable and accrued liabilities, stockholders, on the balance sheets presented herein.

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

	Three months ended June 30,		Six months ended June 30,
Rent Expense:	2015	2014	2015	2014
Rent allocated to cost of goods sold	$5,644	$2,685	$11,286	$5,251
Rent allocated to SG&A	8,465	4,027	16,929	7,876
Total rent expense	$14,109	$6,712	$28,215	$13,127

Effective April 15, 2015, the Company entered into a two month Investor Relations Consulting Agreement (the “Agreement”) with Hayden IR (“Hayden”). Pursuant to the Agreement, on April 15, 2015, the Company issued 12,500 shares of common stock and 12,500 additional shares of common stock were to be issued in May 2015. Accordingly, as of June 30, 2015, 12,500 shares of restricted common stock were recorded as common stock to be issued. The Company valued the shares at $0.40 per share and has included $10,000 in stock compensation expense for the three and six months ended June 30, 2015. The additional 12,500 shares were issued in July 2015.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On May 14, 2014, the Board of Directors (the “Board”) authorized the Company to enter into a consulting agreement with Makena Investment Advisors, LLC (“Makena”). Pursuant to the agreement, Makena will assist the Company in advisory services and registration statement preparation related to being a public company. Pursuant to the filing of the S-1, the Company issued Makena 1,500,000 shares of the Company’s common stock for the services. The share are fully vested and non-assessable. For the three and six months ended June 30, 2014, the Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

Also on May 14, 2014, effective as of May 1, 2014, the Board authorized the Company to engage the services of Venture Equity. The Company has agreed to compensate Venture Equity $5,000 per month and issued 1,500,000 shares of the Company’s common stock, 750,000 shares of common stock immediately vested and 750,000 shares of common stock vested November 15, 2014. See Note 6.

The Company’s Registration Statement on Form S-1 with the SEC became effective on December 22, 2014. During the six months ended June 30, 2015, the Company sold 502,000 shares of common stock and received $200,800.

On April 15, 2015, the Company issued 12,500 shares of stock to Hayden (See Note 7).

COMMON STOCK TO BE ISSUED

As of June 30, 2015, the Company had recorded 105,000 shares of common to be issued as follows:

17,500 shares of common stock to be issued equal in value to an aggregate of $7,000 per month to two employees as part of their compensation. Accordingly, $7,000 is included in stock compensation expense for the three and six months ended June 30, 2015, and the shares were issued in July 2015.

Pursuant to the Agreement with Hayden, 12,500 additional shares of common stock were to be issued in May 2015. Accordingly, as of June 30, 2015, 12,500 shares of restricted common stock were recorded as common stock to be issued and the shares were issued in July 2015.

During the six months ended June 30, 2015, the Company agreed to issue 75,000 shares of common stock for consulting services provided to the Company. The shares were valued at $30,000 and are included in stock compensation expense for the three and six months ended June 30, 2015. As of June 30, 2015 the 75,000 shares were recorded as common stock to be issued. The shares were issued in July 2015.

DEFERRED EQUITY COMPENSATION

The 750,000 shares issued to Venture Equity which vested November 15, 2014, have been recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and was amortized from the date of issuance to their vesting date. Accordingly, the Company has expensed $18,750 included in salaries and management fees for the three and six months ended June 30, 2014.

CLASS A PREFERRED STOCK

On June 3, 2014, the Company’s Board of Directors adopted and approved the Class A Preferred Stock Certificate of Designation, establishing the terms, conditions and relative rights of the Class A Preferred Stock, including that the holders of the Class A Preferred Stock (the “Class A Holders”) shall have limited voting rights and powers compared to the voting rights and powers of holders of Common Stock and other series of Preferred Stock. The Class A Holders shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, but only with respect to the following matters (collectively, the “Class A Voting Matters”): (i) the appointment and/or removal of any member of the Company’s board of directors, (ii) any matter related to or transaction (or series of transactions) pursuant to which the Company would sell or license all or substantially all of its assets or the stockholders of the Company would sell all or substantially all of their shares of the Company’s stock or where the Company would merge with or into any other entity, (iii) causing the Company to register its Common Stock for trading pursuant to the Securities Exchange Act of 1934, as amended, including by filing a Registration Statement on Form S-1 with the Securities Exchange Commission and filing and obtaining FINRA approval of a Form 15c2-11, and (iv) with respect to any matter involving a transaction whereby the Company will become part of or merge into an existing public company. For so long as Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Class A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on only Class A Preferred Voting Matters regardless of the actual number of shares of Class A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power for any Class A Preferred Voting Matter. The Board also approved the issuance of 50 shares each of the Class A Preferred Stock to the Company’s Chief Executive Officer and Chief Operating Officer. The issued shares of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock, and are included in salaries and management fees for the three and six months ended June 30, 2014.

EQUITY COMPENSATION PLAN

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

As of June 30, 2015, the Company has not granted any stock options or stock awards pursuant to the Plan.

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015 the Company had an accumulated deficit of $2,318,533 and working capital deficit of $129,056. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company maintains daily operations and capital needs through the receipts of sales of product and from the proceeds received from the issuance of convertible promissory notes. As of June 30, 2015, the Company has $677,000 of Investor Notes that may be available to be advances to the Company.

Management is developing a plan of action to eliminate the Company’s convertible notes payable that include conversion rights that may convert at a discount to the market price of our common stock. Management plans to become cash flow positive from operations by the end of the third quarter of this fiscal year, therefore eliminating any future cash burn.

Part of management’s plans include increases in unit sales of our cabinets. As part of that initiative, in July 2015 the Company introduced our newest version of our Medicab. The unit is more efficient and lower priced than its predecessor. On June 1, 2015, the Company hired a sales manager to head our wholesale division for sales of the new Medicab into the hydroponic retail store sector.

Retailers in our wholesale program are able to purchase our products for resale. While the Company’s entire product line is available the program and product was designed to allow for the retailer to carry a basic cabinet and work with their customer to custom design a cabinet that fits their needs.

We are also working on introducing additional product extensions, new products, and subscription based service offerings. We plan to introduce a higher level of automation options as well as expand the offering of scalable packages and accessories. We have developed several innovative product enhancements that we are considering incorporating to our line of products and we may seek to apply for intellectual property protection. An increasing emphasis will be placed on supplies such as nutrients and grow medium which are consumed by system users with each grow cycle and represent a captive recurring revenue opportunity. We are introducing an automated contact and reorder system for our customer base to help grow this revenue stream. We are planning to expand our current line of LEDs for uses in cabinets and also as a standalone offering for larger scale growers. We also plan to offer and expand our premium support services and education. Support and education can be packaged as a monthly subscription service offering live support, advanced training, and even an auto resupply of nutrients and grow media.

Additionally, management’s plans include the establishment and development of wholly-owned separate stand-alone subsidiaries. There will be a separate subsidiary for technology companies, media companies, manufacturing companies and intellectual property companies. The Company also plans to acquire cannabis brands that are compatible with our risk guidelines, that have an operating history and that are cash-flow positive.

NOTE 10 – SUBSEQUENT EVENTS

On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 253,846 shares of common stock.

On July 17, 2015, CVP funded $45,000 and the Company increased the convertible promissory note by $49,500, including $4,500 of OID.

On July 21, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with BMA Securities, LLC (the “Consultant”). Pursuant to the Consulting Agreement, the Consultant, on a non-exclusive basis, will provide consulting services to the Company as a financial advisor for a six month period. The Consulting Agreement automatically renews for successive six month periods unless terminated by either party 60 days prior to the end of the initial successive term. The Company will compensate the Consultant 350,000 shares of restricted common stock for the initial six month term.

On July 24, 2015, the board of directors of the Company approved the granting of 1,473,500 shares of restricted common stock, including 750,000 shares awarded to the Company’s CFO. The board of directors also approved the issuance of common stock equal in value to an aggregate of $7,000 per month to two employees as part of their compensation. As of June 30, 2015, the Company recorded 17,500 shares of common stock to be issued to the two employees and the shares were issued in July 2015.

On August 3, 2015, (the “August 2015 Note”) the Company issued a convertible promissory note, in the amount of $86,250. The Company received proceeds of $75,000. The August 2015 Note matures on the six month anniversary of its issuance date, carries interest at 10% and contained a 10% original issue discount (“OID”). The holder of the August 2015 Note can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. On August 4, 2015, the Company received a conversion notice from the holder of the August 2015 Note to convert the note amount into 431,250 shares of restricted common stock.

On August 3, 2015, the Board of Directors of the Company authorized the engagement of Hayden effective August 1, 2015 (the”Effective Date”), for a twelve month period. Pursuant to the Agreement, the Company has agreed to, include among other matters, the issuance of 100,000 restricted shares of common stock to vest over the term of the Agreement as follows, 25,000 upon execution of the Agreement, 50,000 shares on the 90th day from the Effective Date and 25,000 shares on the 180th day from the Effective Date of the Agreement, subject to the Agreement being in effect as of each applicable vesting date. Hayden shall not have registration rights, and the shares may be sold subject to Rule 144. Additionally Hayden will be compensated $6,000 per month, which can be paid at the Company’s discretion in cash, or by the issuance of 10,000 shares of restricted common stock and $2,000 cash.

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

Results of Operations

For the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Revenues

Revenues for the three and six months ended June 30, 2015 were $228,585 and $381,381, respectively, compared to $128,398 and $312,736 for the three and six months ended June 30, 2014, respectively. The increase for the six months ended June 30, 2015 was primarily a result of a unit increase of the Company’s Yielder Max Series from 60 to 84 and a corresponding increase in revenues of $62,439 from $107,818 to $170,257, and an increase in revenues of $16,215 from $98,288 to $114,503 in the Company’s Earth Cab models. A summary of the net increase in sales is as follows:

	Three months ended June 30,
	2015			2014
	Units	Dollars	Average	Units	Dollars	Average
Cabinets	93	$192,488	$2,070	57	$105,000	$1,842
Tents	4	6,607	1,652	1	1,229	1,229
Accessories	2,336	41,385	18	404	24,130	55
Discounts		(31,863)			(16,040)
Net product sales		208,627			114,320
Freight income		19,958			14,078
Total		$228,585			$128,398

	Six months ended June 30,
	2015			2014
	Units	Dollars	Average	Units	Dollars	Average
Cabinets	167	$330,312	$1,978	139	$250,558	$1,803
Tents	7	8,894	1,270	10	8,290	829
Accessories	2,533	63,440	25	1,010	45,155	45
Discounts		(56,059)			(28,433)
Net product sales		346,588			275,570
Freight income		34,793			37,166
Total		$381,381			$312,736

Cost of Sales

Cost of sales increased to $161,012 and $266,904, respectively, for the three and six months ended June 30, 2015 from $101,760 and $217,866, respectively, for the three and six months ended June 30, 2014. We realize a similar gross margin percentage on all of our cabinets. The increase in costs of sales was as a result of increase revenues and was comprised of:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Components	$103,027	$46,966	$160,305	$115,746
Packaging and inland freight	12,833	10,653	17,928	19,347
Labor and benefits	23,173	26,735	46,559	41,394
Overhead	6,622	3,073	13,305	5,875
Sub total	145,705	87,427	238,098	182,361
Freight to customer costs	15,307	14,333	28,806	35,505
Total	$161,012	$101,760	$266,904	$217,866

Operating Expenses

Operating expenses for the three and six months ended June 30, 2015 were $275,816 and $619,065, respectively, compared to $802,286 and $882,392 for the three and six months ended June 30, 2014, respectively. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Salaries and management fees	$123,196	$51,606	$218,654	$69,606
Stock compensation expense, management	—	521,750	—	521,750
Professional fees	9,651	18,286	59,176	18,286
Stock compensation expense, other	47,000	150,000	47,000	150,000
Advertising and marketing	34,321	27,982	164,238	60,631
Rent	8,465	4,027	16,929	7,876
Merchant processing fees	4,782	2,542	8,207	7,356
Research and development	10,885	4,186	17,137	16,072
Depreciation and amortization	7,240	800	14,479	1,019
Other general and administrative	30,276	21,107	73,245	29,796
Total	$275,816	$802,286	$619,065	$882,392

Salaries and management fees increased to $123,196 and $218,654 for the three and six months ended June 30, 2015, respectively, compared to $51,606 and $69,606 for the three and six months ended June 30, 2014, respectively. The increase in the current period is a result of the CEO and COO, effective April 1, 2014, and the hiring of a CFO, effective May 1, 2015, earning $5,000 per month compared to previously the CEO and COO earning $3,000 per month. Additional staff hiring’s have been in sales, marketing and product development.

Stock compensation expense, management for the three and six months ended June 30, 2014, was comprised of:

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

The 750,000 shares issued to Venture Equity that vested on November 15, 2014, have been recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and was amortized monthly from the date of issuance to their vesting date. Accordingly, the Company has expensed $18,750 for the three and six months ended June 30, 2014.

Stock compensation expense, other (included in professional fees) was $47,000 for the three and six months ended June 30, 2015, compared to $150,000 for the three and six months ended June 30, 2014. The 2015 expense is comprised of $10,000 for the two month engagement of Hayden (see Note 7) and $30,000 for consulting services provided to the Company, whereby the Company has agreed to issue 75,000 shares of common stock. The shares are recorded as common stock to be issued on the June 30, 2015 balance sheet presented in these financial statements. The shares were issued in July 2015. Additionally, effective June 1, 2015, the Company has agreed to issue $4,500 and $2,500 of common stock, respectively, to two employees as part of their monthly compensation. Accordingly, for the three and six months ended June 30, 2015, the Company recorded stock based compensation expense of $7,000 and recorded 17,5000 shares of common stock to be issued. The shares were issued in July 2015. The Company valued all of the above shares at $0.40 per share based on the Company’s most recent sale of shares of common stock.

The 2014 period is comprised of 1,500,000 shares of the Company’s common stock issued to a consultant for services. The shares are fully vested and non-assessable. The Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

Professional fees of $9,651 and $59,176, respectively, were incurred for the three and six months ended June 30, 2015 compared to $18,286 for the three and six months ended June 30, 2014, and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Legal fees	$6,824	$8,000	$14,838	$8,000
Accounting fees	2,827	5,465	12,638	5,465
Consulting fees	—	4,821	31,700	4,821
Total	$9,651	$18,286	$59,176	$18,286

Advertising and marketing expensed increased to $34,321 and $164,238, respectively, for the three and six months ended June 30, 2015, compared to $27,982 and $60,631 for the three and six months ended June 30, 2014, respectively. The increase in the 2015 period is due to an increase in costs predominately in the first quarter of 2015 of a print advertising campaign, online and digital advertising, trade show participation and costs incurred for our website update and enhancements. Also included in the current three and six month expense is $10,000 and $31,814, respectively, paid to marketing consultants, which the Company is no longer engaging.

Merchant processing fees increased for the three and six months ended June 30, 2015 as a result of increased sales and the fees the Company pays for the processing and collection of credit card sales.

Research and development costs are incurred related to the Company conducting additional studies regarding analyzing the various stages of growth in order to improve the final product as well as the testing developing new components. During the quarter ended June 30, 2015, after conducting significant research, the Company introduced its new MediCab model which features improved efficiencies at a reduced cost.

General and administrative costs for the three and six months ended June 30, 2015 were $30,276 and $73,245, respectively, compared to $21,107 and $29,796 for the three and six months ended June 30, 2014. The significant increases in the 2015 period is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Commissions	$4,284	$—	$4,284	$—
Insurance expense	1,606	903	3,834	1,798
Employee benefits	—	—	1,365	—
Travel & Entertainment	3,702	7,791	16,051	8,386
Transfer agent and filing fees	4,167	3,238	5,710	3,238
Investor relations	1,497	—	15,633	—
Computer and internet expense	2,690	1,791	5,281	2,502
Utilities	3,186	1,325	5,604	2,793
Office supplies	2,444	1,973	4,987	2,824
Other general and administrative	6,700	4,086	10,496	8,255
Total	$30,276	$21,107	$73,245	$29,796

Other Expenses

Other expense for the three and six months ended June 30, 2015 were $182,061 and $258,328, respectively, compared to $20,433 and $21,257 for the three and six months ended June 30, 2014, respectively. Interest expense, other for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Amortization of discount on convertible notes	$160,362	$15,109	$216,404	$15,109
Face value of issued interest, convertible notes	19,911	2,942	37,691	2,942
Amortization of deferred financing costs	1,147	1,458	2,909	1,458
Other	1,154	954	1,609	1,336
Total	$182,574	$20,463	$258,613	$20,845

Net Loss

Net loss for the three and six months ended June 30, 2015, decreased to $390,304 and $762,916, respectively, from $796,082 and $808,778 for the three and six months ended June 30, 2014, respectively, as a result of the increase in revenues and gross profit and the decreases in operating expenses offset by increases in other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, we had cash and cash equivalents of $27,423 compared to $61,472 and $402,524 as of December 31, 2014 and June 30, 2014. At June 30, 2015 we had current liabilities of $212,996 compared to current assets of $83,940 which resulted in a negative working capital position of $129,056. The current liabilities are comprised principally of accounts payable, accrued expenses, note payable to a stockholder and customer deposits.

Operating Activities

We used $399,273 of cash from operating activities for the six months ending June 30, 2015 compared to $110,469 for the six months ended June 30, 2014. For the six months ended June 30, 2015, non-cash expenses of $230,459 of amortization of discounts and fees on convertible notes, $47,000 of stock based compensation expense and $14,479 of depreciation were major factors to adjust net loss to net cash used in operating activities. Changes in non-cash operating assets and liabilities resulted in generating $82,851 for the six months ended June 30, 2015. The changes were comprised of increases of $45,664 in accounts payable, $18,458 in accounts payable and accrued expenses stockholders, $11,176 in customer deposits and decreases of $4,987 in accounts receivable, $1,528 in inventory and $1,038 in prepaid assets and other.

Non-cash expenses for the six months ended June 30, 2014, of $671,750 of stock compensation expense and $15,109 of amortization of discounts on convertible notes were major adjusting factors to reconcile the Company’s net loss to net cash used in operating activities. Changes in non-cash operating assets and liabilities resulted in generating $8,974 for the six months ending June 30, 2014. The major changes in non-cash operating items for the six months ending June 30, 2014 resulted from increases of $5,338 in customer deposits, $24,497 in accounts payable, $8,267 in amounts due a shareholder, $9,977 increase in inventory and $19,116 increases in prepaid assets.

Investing Activities

Cash used in investing activities was $4,023 for the six months ended June 30, 2015 and was comprised of $1,346 of leasehold improvements and $2,677 of purchased office and warehouse equipment. Cash used in investing activities for the six months ending June 30, 2014 and was $9,570 and was the result of the purchase of computers and software.

Financing Activities

Cash provided by financing activities was $369,247 for the six months ended June 30, 2015, compared to $512,078 for the six months ended June 30, 2014. During the six months ended June 30, 2015 the Company received proceeds of $163,000 from the issuance of convertible promissory notes, $200,800 from the sale of shares of common stock and $5,447 for the amounts received from a stockholder. During the six month period ending June 30, 2014, the primary source of cash were the proceeds of $560,000 from the issuance of convertible promissory notes and $43,664 for amounts advanced and credit card charges from a stockholder. Payments of $89,687 were made on the credit card advances.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $47,233 and $48,761 as of June 30, 2015 and December 31, 2014, respectively, was comprised of raw materials.

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

Shipping and Handling

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales. For the three and six ended June 30, 2015 and 2014 the costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Freight costs billed to customers	$19,897	$14,078	$34,793	$37,166
Company’s shipping costs	$15,307	$14,333	$28,806	$35,505

Research and Development

Expenditures for research and development are charged to expense as incurred. For the three and six months ended June 30 2015 and 2014, the costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development costs	$10,885	$4,186	$17,138	$16,072

Advertising

The Company records advertising costs as incurred. For the three and six months ended June 30, 2015 and 2014, advertising expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Advertising costs	$34,321	$27,982	$164,238	$60,631

Fair Value of Financial Instruments

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the six months ended June 30, 2015 and 2014, 14,287,500 and 14,617,500, respectively shares of common stock underlying convertible debt and warrants have been excluded from the computation of diluted earnings per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of June 30, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.2	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.3	Bylaws of Cabinet Grow, Inc. (California Corporation). (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.4	Articles of Merger and Agreement and Plan of Merger filed with the Nevada Secretary of State on May 16, 2014. (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.5	Bylaws of Cabinet Grow, Inc. (Nevada corporation). (Incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.1	Certificate of Designation Class A Preferred Stock. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
4.2	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Sam May dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.3	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Matt Lee dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.4	$22,000 Convertible Promissory Note with Gary Gilman. (Incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.41	$22,000 Convertible Promissory Note with Sean Cook. (Incorporated herein by reference to Exhibit 4.41 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.42	$22,000 Convertible Promissory Note with Maureen Lee. (Incorporated herein by reference to Exhibit 4.42 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.5	Security Purchase Agreement between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Includes Exhibit N). (Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.6	Secured Convertible Promissory Note between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.7	Pledge Agreement between Sam May and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.8	Pledge Agreement between Matt Lee and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.9	Warrant to Purchase Common Stock between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.10	Amended form of Subscription Agreement. (Incorporated herein by reference to Exhibit 4.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.11	Membership Interest Pledge Agreement (Buyer Pledge Agreement). (Incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.12	Allocation of Purchase Price. (Incorporated herein by reference to Exhibit 4.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.13	Secured Buyer Note #2. (Incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.14	Secured Buyer Note #4. (Incorporated herein by reference to Exhibit 4.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.15	Security Agreement. (Incorporated herein by reference to Exhibit 4.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.16	Irrevocable Transfer Agent Instructions. (Incorporated herein by reference to Exhibit 4.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.17	Secretary’s Certificate. (Incorporated herein by reference to Exhibit 4.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
4.18	Share Issuance Resolution. (Incorporated herein by reference to Exhibit 4.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
10.1	Agreement to Assign Assets between Cabinet Grow, Inc. and Matt Lee dated April 30, 2014. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
10.2	Merger Agreement. (Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
10.3	Promissory Note between Cabinet Grow, Inc. and Matt Lee dated April 29, 2014. (Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
10.4	Secured Buyer Note #1. (Incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
10.5	Secured Buyer Note #3. (Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on September 26, 2014).
10.6+	Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
10.7+	Form of Stock Option Agreement under the Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
10.8+	Form of Stock Award Agreement for Restricted Stock under the Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2015	CABINET GROW, INC.

	By:	/s/ Sam May
Sam May
Chief Executive Officer (principal executive officer)

By:	/s/ Barry Hollander
Barry Hollander
Chief Financial Officer (principal financial and accounting officer)