Form 10-Q
period 2015-09-30
Cabinet Grow, Inc.
filed 2015-12-14
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55340

CABINET GROW, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5546647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17932 Sky Park Circle, Suite F
Irvine, CA.	92614
(Address of principal executive offices)	(Zip Code)

888-544-9376
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).. Yes ☐ No ☑

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of December 9, 2015, was 37,055,338 shares.

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

CABINET GROW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$17,724	$61,472
Accounts receivable, net	11,515	9,280
Inventory	49,336	48,761
Prepaid assets and other	25,032	8,938
Total current assets	103,608	128,451

Security deposit	$20,120	$20,120
Property and equipment, net of accumulated depreciation of $34,744 (2015) and $13,026 (2014)	52,945	70,640
Total assets	$176,672	$219,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$231,563	$112,203
Accounts payable and accrued expenses, stockholder	52,912	14,152
Customer deposits	29,017	—
Note payable, stockholder	12,482	6,168
Total current liabilities	325,974	132,523

Convertible notes payable, net of discount of $213,026 (2015) and $210,165 (2014)	784,274	523,335

Total liabilities	1,110,248	655,858

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 36,892,838 (2015) and 33,100,000 (2014) shares issued and outstanding	36,893	33,100
Common stock to be issued, $0.001 par value, 95,000 (2015) and 352,242 (2014) shares to be issued	95	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Deferred stock compensation	(55,833)	—
Additional paid-in capital	2,158,754	1,085,518
Accumulated deficit	(3,073,485)	(1,555,617)

Total stockholders' deficit	(933,576)	(436,647)

Total liabilities and stockholders' deficit	$176,672	$219,211

See notes to unaudited condensed consolidated financial statements.

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$192,938	$134,876	$574,319	$447,612
Cost of sales	137,099	101,925	404,003	319,790
Gross profit	55,839	32,952	170,317	127,822

Operating Expenses:
Salaries and management fees (including stock compensation of $283,200 and $290,200 for the three and nine months ended September 30, 2015, respectively, and $37,500 and $559,250 for the three and nine months ended September 30, 2014)	434,608	176,307	660,262	767,663
Advertising and marketing	92,010	59,253	256,247	119,885
Investor relations	36,055	—	51,687	—
Merchant processing fees	7,073	2,580	15,280	9,936
Professional fees (including stock compensation for the three and nine months ended September 30, 2015 of $57,167 and $97,167, respectively and $150,000 for the nine months ended September 30, 2014)	86,835	14,231	186,010	182,517
Rent	8,502	6,980	25,431	14,855
Research and development	5,529	9,267	22,667	25,339
Depreciation and amortization	7,239	3,053	21,718	4,072
Other general and administrative	48,851	61,820	106,463	91,616

Total operating expenses	726,701	333,491	1,345,766	1,215,883

Loss from operations	(670,862)	(300,539)	(1,175,450)	(1,088,061)

Other income (expenses):
Other income and interest income	5,000	58	5,744	89
Other expense	(4,371)	—	(4,371)	—
Interest expense, other	(84,475)	(89,382)	(343,088)	(110,228)
Interest expense, related party	(245)	(229)	(703)	(669)
Total other expense, net	(84,090)	(89,553)	(342,418)	(110,809)

Net loss	$(754,952)	$(390,092)	$(1,517,868)	$(1,198,871)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding Basic and diluted	36,094,306	33,000,000	34,631,287	31,533,088

See notes to unaudited condensed consolidated financial statements.

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(1,517,868)	$(1,198,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,718	4,072
Amortization of discounts on convertible notes	253,439	85,883
Beneficial conversion feature	18,750	—
Amortization of deferred financing fees	2,002	6,601
Stock compensation expense	387,367	709,250
Non cash interest expense cost related to Forbearance and Standstill Agreement	7,500	—
Changes in operating assets and liabilities:
(Increase) decrease in :
Accounts receivable	(2,235)	(3,337)
Inventory	(575)	(43,404)
Prepaid assets and other	(18,096)	736
Increase (decrease) in :
Accounts payable and accrued expenses	169,634	58,936
Accounts payable and accrued expenses, stockholder	38,760	10,669
Customer deposits	29,017	(917)
Net cash used in operating activities	(610,588)	(370,382)

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(2,677)	(46,241)
Payment of security deposit	—	(20,120)
Leasehold improvements	(1,346)	(30,962)
Net cash used in investing activities	(4,023)	(97,323)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	363,750	560,000
Proceeds from sale of Series A preferred stock	—	100
Amounts from advances and credit card charges from stockholder	6,314	52,748
Repayments of advances and credit card charges to stockholder	—	(104,324)
Proceeds from sale of common stock	200,800	500
Payment of deferred financing costs	—	(2,500)
Net cash provided by financing activities	570,864	506,524

Net increase (decrease) in cash and cash equivalents	(43,748)	38,819

Cash and cash equivalents, Beginning	61,472	10,485

Cash and cash equivalents, Ending	$17,724	$49,304

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,800	$1,019
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Included in issuances of convertible promissory notes for fees	$23,300	$63,500

Common stock issued in settlement of convertible notes and accrued interest	$180,750	$—

See notes to unaudited condensed consolidated financial statements.
4

CABINET GROW, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The Company’s common stock is quoted on the OTC Market Group, Inc.’s OTCQB Marketplace under the symbol “CBNT.”

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2014 on Form 10-K. Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $49,336 and $48,761 as of September 30, 2015 and December 31, 2014, respectively, was comprised of raw materials.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Furniture and Equipment	$29,614	$26,937
Manufacturing equipment	7,396	7,396
Software	15,830	15,830
Leasehold improvements	34,849	33,503
Accumulated depreciation	(34,744)	(13,026)
Balance	$52,945	$70,640

Depreciation expense of $21,718 and $4,072 was recorded for the nine months ended September 30, 2015 and 2014, respectively.

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

SHIPPING AND HANDLING

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales. For the three and nine months ended September 30, 2015 and 2014, the shipping costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Freight costs billed to customers	$18,842	$12,389	$53,636	$49,555
Company’s shipping costs	$17,148	$19,065	$45,954	$54,570

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to expense as incurred. For the three and nine months ended September 30, 2015 and 2014, the costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development costs	$5,529	$9,267	$22,667	$25,339

ADVERTISING

The Company records advertising costs as incurred. For the three and nine months ended September 30, 2015 and 2014, advertising expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Advertising costs	$92,010	$59,253	$256,247	$119,885

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the nine months ended September 30, 2014 and 2015, 14,287,500 shares of common stock underlying convertible debt and warrants have been excluded from the computation of diluted earnings per share.

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

PURCHASES

During the nine months ended September 30, 2015 and 2014, the Company made significant purchases from three suppliers as follows:

Supplier	Purchase % Nine months ended September 30, 2014	Purchase % Nine months ended September 30, 2015	Accounts Payable Balance as of September 30, 2015
A	21.7%	30.7%	$3,925
B	18.1%	19.4%	$15,491
C	16.2%	18.3%	$—

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

On June 3, 2014, the Board authorized the Company to enter into a Securities Purchase Agreement (“SPA”) with Chicago Venture Partners, L.P. (“CVP”). Pursuant to the SPA, the Company agreed to issue to CVP a Secured Convertible Promissory Note in the principal amount of $1,657,500 (the “Note”).

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

Date	Funded Amount	OID	Other	Convertible Note Issued
6/11/14	$500,000	$50,000	$7,500	$557,500
10/15/14	62,500	6,250	—	68,750
11/17/14	62,500	6,250	—	68,750
12/19/14	35,000	3,500	—	38,500
Balances 12/31/14	660,000	60,000	7,500	733,500
3/18/15	65,000	6,500	—	71,500
4/14/15	22,500	2,250	—	24,750
4/23/15	25,500	2,550	—	28,050
5/20/15	30,000	3,000	—	33,000
6/22/15	20,000	2,000	—	22,000
7/17/15	45,000	4,500	—	49,500
9/21/15	25,000	2,500	7,500	35,000
Balances 9/30/15	$893,000	$89,300	$15,000	$997,300

The Company has also not recorded the $607,000 remaining balance of the Investor Notes issued by CVP to the Company. The above OID’s were recorded as a discount to the Company Note and are being amortized to interest expense, over the life of the loan. Accordingly, $4,200 and $27,647 is included in interest expense for the three and nine months ended September 30, 2015, respectively, and $10,717 and $13,005 for the three and nine months ended September 30, 2014, respectively.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on the date that is 30 months after the Closing Date. The Note may be converted at the option of the holder, on the date that is six months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 33,000,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). If the holder funds $1,500,000 and elects to convert the Note into Common Stock, the number of shares issuable upon conversion will be 8,287,500. In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 253,846 shares of common stock.

The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded an initial discount against the debt of $25,874 to be amortized into interest expense over the term of the loan. Additionally, during the nine months ended September 30, 2015, the Company received $233,000 in new funding and increased the Company Note by $256,300 including $23,300 of OID. The Company recorded an initial discount against the new debt for the BCF in the amount of $233,000, to be amortized into interest expense over the term of the loan. Amortization of the BCF discounts for the three and nine months ended September 30, 2015 was $26,728 and $145,711, respectively, and $5,546 and $6,730 for the three and nine months ended September 30, 2014, respectively.

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. The Company allocated $254,319 of the proceeds from the note to the warrants based on their relative fair value, and recorded a discount against the debt to be amortized into interest expense over the term of the loan. Amortization of the discount for the three and nine months ended September 30, 2015, was $6,107 and $80,081, respectively, and $54,511 and $66,148, for the three and nine months ended September 30, 2014, respectively.

The carrying amount of the Note as of September 30, 2015, was $784,274, net of unamortized discounts of $213,026.

As security for the Note, the Company’s CEO and COO each pledged to CVP their 50 shares of Class A Preferred Stock (see Note 8). The pledge immediately expires upon the shares of common stock of the Company being publicly traded and listed or designated for quotation on any of The New York Stock Exchange, NYSE Amex, the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market, the OTC Bulletin Board, the OTCQX, or the OTCQB.

On September 10, 2015, the Company entered into a forbearance and standstill agreement (the “Forbearance and Standstill Agreement”) with CVP and Matt Lee and Sam May, pursuant to which CVP agreed to refrain and forbear temporarily from exercising and enforcing remedies under the Note.

Pursuant to the terms of the Note, the Company was required to deliver the Installment Amount (as defined in the Note) on or before each Installment Date (as defined in the Note) until the Note was repaid. The Company failed to deliver the Installment Amount in June 2015, July 2015 and August 2015 (each, a “Breach” and collectively, the “Breaches”). Each such Breach would constitute a separate event of default pursuant to the terms of the Note if so declared by the Lender.

Pursuant to the terms of the Forbearance and Standstill Agreement, CVP agreed to refrain and forbear from exercising and enforcing its remedies with respect to the Breaches until the earliest occurrence of (a) any breach of the Forbearance and Standstill Agreement, or (b) any event of default after the effective date of the Forbearance and Standstill Agreement other than the Breaches. Assuming that no additional events of default occur under the Note and no breaches of the Forbearance and Standstill Agreement occur, CVP agreed, for a period of 90 days from September 10, 2015 (the “Standstill Period”), that it will not seek to convert any portion of the outstanding balance of the Note without the Company’s prior written consent, nor will the Company be required to deliver any Installment Amount to CVP during the Standstill Period.

In addition, CVP agreed that for a period of 180 days following September 10, 2015 (the “Modified Conversion Period”), CVP’s conversion price shall be equal to $0.40 per share, and that during the Modified Conversion Period, CVP will not made any conversions without the Company’s prior written consent. Also, any conversion amount applicable to any CVP conversion made during the Modified Conversion Period will automatically be applied toward and reduce the next Installment Amount due and payable to CVP. Upon conclusion of the Modified Conversion Period, CVP’s conversion rights set forth in the Note shall revert to the terms and conditions set forth in Note.

Pursuant to the terms of the Forbearance and Standstill Agreement, the next Installment Date will be the date that is 90 days from the date of the Forbearance and Standstill Agreement and each subsequent Installment Date will be on the same day of each month thereafter until the Note’s maturity date. In addition, the Installment Amount due on the next three Installment Dates shall be equal to $50,000.

The Company agreed that so long as the Note remains outstanding and the warrant issued to CVP in connection with the Note is not fully exercised or expired pursuant to its terms, the Company will not (i) issue any new shares of Class A preferred stock, (ii) issue any debt, (iii) issue other securities that have redemption rights, rights of first refusal, preemptive rights or similar rights not associated with the Company’s common stock, or (iv) consummate any transaction pursuant to Section 3(a)(9) or 3(a)(10) of the Securities Act of 1933, as amended, equity line of credit or financing arrangement or other transaction that involves issuing securities convertible into Company common stock with a conversion price that varies with the market price of the common stock, without CVP’s prior written consent.

CVP granted to the Company the right to repurchase the Note, the Warrant and the other transaction documents for $978,500 within 90 days of September 10, 2015. CVP also agreed to pay to the Company $5,000, which payment will constitute a partial payment of the Investor Notes. The Company agreed to pay CVP $7,500, which shall be added to and included as part of the outstanding balance of the Note.

The Company issued three convertible promissory notes in August 2015 (the “August 2015 Notes”) in the amounts of $86,250, $11,500 and $66,000, respectively. The Company received proceeds of $75,000, $10,000 and $40,000, and recorded a note receivable for $20,000. The August 2015 Notes mature on the six month anniversary of its issuance date, carries interest at 10% and contained a 10% original issue discount (“OID”). Each of the holders of the August 2015 Notes can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. Accordingly, the Company received a conversion notice from each holder of the August 2015 Notes and issued in the aggregate 718,750 shares of restricted common stock.

On September 30, 2015, (the “September 2015 Note”) the Company issued a convertible promissory note in the amount of $5,750. The Company received proceeds of $5,750. The September 2015 Note matures on the six month anniversary of its issuance date, carries interest at 10% and contained a 10% original issue discount (“OID”). The holder of the September 2015 Note can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. On September 30, 2015, the Company received a conversion notice from the holder of the September 2015 Note to convert the note amount into 28,750 shares of restricted common stock. As of September 30, 2015, the Company recorded the 28,750 shares of common stock as common stock to be issued. The shares were certificated on October 27, 2015.

NOTE 5 – NOTE PAYABLE, STOCKHOLDER

For the nine months ended September 30, 2015 and the year ended December 31, 2014, a stockholder and officer loaned the Company various amounts for Company expenses. Included in the advances and repayments that follow is the activity from several credit cards that are in the name of the stockholder, but were used for Company purposes. The terms of the note include an interest rate of 15% per annum. Interest expense of $245 and $703 was recorded for the three and nine months ended September 30, 2015, respectively, and $229 and $669 for the three and nine months ended September 30, 2014, respectively. The activity for the nine months ended September 30, 201, is as follows:

Nine months ended September 30, 2015
Beginning balance	$6,168
Advances	6,314
Ending balance	$12,482

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 14, 2014, effective as of May 1, 2014, the Board authorized the Company to engage the services of Venture Equity, LLC (“Venture Equity”). Mr. Barry Hollander, the sole member of Venture Equity, was also named the Company’s Chief Financial Officer. Mr. Hollander was responsible for the preparation of the financial statements, a registration statement, overseeing the “going public” process, the continuing reporting responsibilities upon becoming a public company and other corporate matters. The Company has agreed to compensate Venture Equity $5,000 per month and issued 1,500,000 shares of the Company’s common stock, 750,000 shares of common stock immediately vested and 750,000 shares of common stock vested on November 15, 2014. The Company recorded an expense of $75,000, included in salaries and management fees for the nine months ended September 30, 2014, for the vested shares ($0.10 per share), based upon the Company’s internal valuation on a discounted cash flow basis.

The 750,000 shares that vested on November 15, 2014 have been recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and were amortized monthly from the date of issuance to their vesting date. Accordingly, the Company has expensed $37,500 and $56,250 included in salaries and management fees for the three and nine months ended September 30, 2014. The balance was amortized monthly through November 15, 2014.

On May 11, 2015, the Board approved increases to the salaries of each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) from $5,000 per month to $8,000 per month. The increases will only be paid when and if the cash flow of the Company is sufficient.

For the three and nine months ended September 30, 2015 and 2014, the Company recorded expenses to its officers the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
CEO	$24,000	$14,500	$60,000	$38,500
COO	24,000	14,500	60,000	38,500
CFO	24,000	14,500	60,000	24,500
Total	$72,000	$43,500	$180,000	$101,500

As of September 30, 2015, the Company owed $12,557 to the CEO, $20,750 to the COO and $16,250 to the CFO, for accrued and unpaid fees. As of December 31, 2014, the Company owed $4,500 to each the CEO and COO and $2,500 to the CFO. Accordingly $49,557 and $11,500 is included in accounts payable and accrued liabilities, stockholders, on the September 30, 2015 and December 31, 2014 balance sheets presented herein, respectively.

The Company’s COO loaned the Company various amounts for Company expenses. Included in the advances and repayments is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes (see Note 5 ). The Company recorded interest expense of $245 and $228 for the three months ended September 30, 2015 and 2014, respectively and $703 and $669 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the COO was owed accrued interest of $3,355 and $2,652, respectively, which is included in accounts payable and accrued liabilities, stockholders, on the balance sheets presented herein.

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

	Three months ended September 30,		Nine months ended September 30,
Rent Expense:	2015	2014	2015	2014
Rent allocated to cost of goods sold	$5,616	$4,653	$16,902	$9,904
Rent allocated to SG&A	8,502	6,980	25,431	14,855
Total rent expense	$14,118	$11,633	$42,333	$24,759

Effective April 15, 2015, the Company entered into a two month Investor Relations Consulting Agreement (the “Agreement”) with Hayden IR (“Hayden”). Pursuant to the Agreement, on April 15, 2015, the Company issued 12,500 shares of common stock and 12,500 additional shares of common stock were issued on May 15, 2015. The Company valued the shares at $0.40 per share and has included $10,000 in stock compensation expense for the nine months ended September 30, 2015.

On August 3, 2015, the Board of Directors of the Company authorized the engagement of Hayden effective August 1, 2015 (the “Effective Date”), for a twelve month period. Pursuant to the Agreement, the Company has agreed to, include among other matters, the issuance of 100,000 restricted shares of common stock to vest over the term of the Agreement as follows, 25,000 upon execution of the Agreement 50,000 shares on the 90th day from the Effective Date and 25,000 shares on the 180th day from the Effective Date of the Agreement, subject to the Agreement being in effect as of each applicable vesting date. Hayden shall not have registration rights, and the shares may be sold subject to Rule 144. The Company valued the shares at $0.20 per share and has included $5,000 in stock compensation expense for the vested shares for the three and nine months ended September 30, 2015. The remaining shares are included in deferred stock compensation on the September 30, 2015, balance presented herein and will be expensed on their respective vesting dates. Additionally Hayden will be compensated $6,000 per month, which can be paid at the Company’s discretion in cash, or by the issuance of 10,000 shares of restricted common stock and $2,000 cash. Accordingly, the Company recorded 20,000 shares of common stock to be issued as of September 30, 2015 and has included $8,000 in stock compensation expense for the three and nine months ended September 30, 2015. The shares were certificated on October 27, 2015.

On July 21, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with BMA Securities, LLC (the “Consultant”). Pursuant to the Consulting Agreement, the Consultant, on a non-exclusive basis, will provide consulting services to the Company as a financial advisor for a six month period. The Consulting Agreement automatically renews for successive six month periods unless terminated by either party 60 days prior to the end of the initial successive term. Pursuant to the Consulting Agreement, the Company issued 350,000 shares of restricted common stock on July 16, 2015 for the initial six month term. The Company valued the shares at $0.20 per share and recorded $70,000 in deferred stock compensation expense to be amortized over the term of the agreement. Accordingly, the Company has included $29,167 in stock compensation expense for the three and nine months ended September 30, 2015.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company’s Registration Statement on Form S-1 with the SEC became effective on December 22, 2014. During the nine months ended September 30, 2015, the Company sold 502,000 shares of common stock and received $200,800.

On April 1, 2015, the Company agreed to issue 75,000 shares of common stock to a consultant. The Company valued the shares at $0.40 per share. Accordingly, $30,000 is included in stock compensation expense for the nine months ended September 30, 2015.

On April 15, 2015 and May 15, 2015, the Company issued 12,500 shares of stock to Hayden (See Note 7).

On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 253,846 shares of common stock.

On July 21, 2015, the Company issued 350,000 shares of restricted common stock to BMA (see Note 7). The Company valued the shares at $0.20 per share (See Note 7).

On July 21, 2015, 17,500 shares of common stock were issued equal in value to an aggregate of $7,000 per month to two employees as part of their compensation. Accordingly, $7,000 is included in stock compensation expense for the three and nine months ended September 30, 2015, respectively.

On July 21, 2015, the Company agreed to issue 75,000 shares of common stock to a consultant. The Company valued the shares at $0.20 per share. Accordingly, $15,000 is included in stock compensation expense for the three and nine months ended September 30, 2015.

On July 24, 2015, the board of directors of the Company approved the granting of 1,323,500 shares of restricted common stock to employees, including 750,000 shares awarded to the Company’s CFO. The Company valued the shares at $0.20 per shares and has included $264,700 in stock compensation expense for the three and nine months ended September 30, 2015. The board of directors also approved the issuance of common stock equal in value to an aggregate of $7,000 (amended to $6,000) per month to two employees as part of their compensation.

On August 4, 26, and 28, 2015, the Company issued 431,250, 57,500 and 230,000, respectively, of restricted shares of common stock upon the conversion from the holders of the August 2015 Notes. The shares were issued at $0.20 per share.

On August 4, 2015, the Company issued 100,000 restricted shares of common stock to Hayden. The Company valued the shares at $0.20 per share and has included $20,000 in stock compensation expense for the three and nine months ended September 30, 2015.

COMMON STOCK TO BE ISSUED

As of September 30, 2015, the Company had recorded 95,000 shares of common to be issued as follows:

28,750 shares issued on October 27, 2015, upon the conversion of the September 2015 Note;

20,000 shares issued on October 27, 2015 to Hayden;

18,750 shares issued on October 27, 2015 to an employee;

27,500 shares issued on October 27, 2015 to an employee

CLASS A PREFERRED STOCK

On June 3, 2014, the Company’s Board of Directors adopted and approved the Class A Preferred Stock Certificate of Designation, establishing the terms, conditions and relative rights of the Class A Preferred Stock, including that the holders of the Class A Preferred Stock (the “Class A Holders”) shall have limited voting rights and powers compared to the voting rights and powers of holders of Common Stock and other series of Preferred Stock. The Class A Holders shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, but only with respect to the following matters (collectively, the “Class A Voting Matters”): (i) the appointment and/or removal of any member of the Company’s board of directors, (ii) any matter related to or transaction (or series of transactions) pursuant to which the Company would sell or license all or substantially all of its assets or the stockholders of the Company would sell all or substantially all of their shares of the Company’s stock or where the Company would merge with or into any other entity, (iii) causing the Company to register its Common Stock for trading pursuant to the Securities Exchange Act of 1934, as amended, including by filing a Registration Statement on Form S-1 with the Securities Exchange Commission and filing and obtaining FINRA approval of a Form 15c2-11, and (iv) with respect to any matter involving a transaction whereby the Company will become part of or merge into an existing public company. For so long as Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Class A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on only Class A Preferred Voting Matters regardless of the actual number of shares of Class A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power for any Class A Preferred Voting Matter. The Board also approved the issuance of 50 shares each of the Class A Preferred Stock to the Company’s Chief Executive Officer and Chief Operating Officer. The issued shares of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock, and are included in salaries and management fees for the nine months ended September 30, 2014.

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

On July 24, 2015, the board of directors of the Company approved the granting of 1,323,500 shares of restricted common stock, including 750,000 shares awarded to the Company’s CFO and approved the issuance of 75,000 shares to a consultant. The board of directors also approved the issuance of common stock equal in value to an aggregate of $7,000 (amended to $6,000) per month to two employees as part of their compensation.

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2015 the Company had an accumulated deficit of $3,073,485 and working capital deficit of $222,366. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company maintains daily operations and capital needs through the receipts of sales of product and from the proceeds received from the issuance of convertible promissory notes.

NOTE 10 – SUBSEQUENT EVENTS

On October 27, 2015, the 95,000 shares of common stock that were recorded as shares to be issued on the September 30, 2015 balance sheet were certificated.

On October 20, 2015, the Company received $10,000 related to the $20,000 note receivable recorded in conjunction with the August 2015 Notes (see Note 4). The Company also received a Notice of Conversion and on October 27, 2015, issued 57,500 shares of common stock in settlement of $11,500 of principal and interest.

On October 27, 2015, the Company issued 10,000 shares of common stock to Hayden for services rendered.

On November 2, 2015, the Company received a term sheet for the issuance of a $50,000 convertible preferred note in exchange for $50,000. Pursuant to the terms of the Standstill and Forbearance Agreement with CVP, CVP had to consent to any additional debt financing proposals that the Company received. On November 5, 2015, CVP notified the Company that they did not consent and would not consent to any debt transaction that had conversion mechanics that vary with the market price of the Company’s common stock. In addition CVP advised the Company that they would longer be financing the operations of the Company. Subsequently, the Company has laid off all non-executive employee and has ceased all marketing efforts including the closing of the Company’s merchant account.

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

Results of Operations

For the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Revenues

Revenues for the three and nine months ended September 30, 2015 were $192,938 and $574,319, respectively, compared to $134,876 and $447,612 for the three and nine months ended September 30, 2014, respectively. The increase for the nine months ended September 30, 2015 was primarily a result of a unit increase of the Company’s Yielder Max Series from 89 to 130 and a corresponding increase in revenues of $100,387 from $164,564 to $264,951, and an increase in revenues of $39,849 from $140,317 to $180,166 in the Company’s Earth Cab models. A summary of the net increase in sales is as follows:

	Three months ended September 30,
	2015			2014
	Units	Dollars	Average	Units	Dollars	Average
Cabinets	78	$171,555	$2,199	50	$113,248	$2,265
Tents		5,995			—
Accessories		29,007			22,777
Discounts		(32,499)			(13,537)
Net product sales		174,058			122,487
Freight income		18,880			12,389
Total		$192,938			$134,876

	Nine months ended September 30,
	2015			2014
	Units	Dollars	Average	Units	Dollars	Average
Cabinets	245	$501,867	$2,048	198	$363,805	$1,837
Tents		14,277			8,290
Accessories		93,310			68,341
Discounts		(89,610)			(42,378)
Net product sales		519,843			398,058
Freight income		54,475			49,555
Total		$574,319			$447,612

Cost of Sales

Cost of sales increased to $137,099 and $404,003, respectively, for the three and nine months ended September 30, 2015 from $101,925 and $319,790, respectively, for the three and nine months ended September 30, 2014. We realize a similar gross margin percentage on all of our cabinets. The increase in costs of sales was as a result of increase revenues and was comprised of:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Components	$80,236	$45,749	$240,632	$161,495
Packaging and inland freight	10,771	15,018	28,700	34,365
Labor and benefits	22,143	16,300	64,116	57,013
Overhead	6,711	5,791	24,601	12,347
Sub total	119,951	82,859	358,048	265,220
Freight to customer costs	17,148	19,066	45,955	54,570
Total	$137,099	$101,925	$404,003	$319,790

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 were $726,701 and $1,345,766, respectively, compared to $333,491 and $1,215,883 for the three and nine months ended September 30, 2014, respectively. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Salaries and management fees	$151,408	$138,807	$370,062	$208,413
Stock compensation expense, management	283,200	37,500	290,200	559,250
Professional fees	29,668	14,231	88,843	32,517
Stock compensation expense, other	57,167	—	97,167	150,000
Advertising and marketing	92,009	59,253	256,247	119,885
Investor relations	36,055	—	51,687	—
Rent	8,502	6,980	25,431	14,855
Merchant processing fees	7,073	2,580	15,280	9,936
Research and development	5,529	9,267	22,667	25,339
Depreciation and amortization	7,239	3,053	21,718	4,072
Other general and administrative	48,851	61,820	106,464	91,616
Total	$726,701	$333,491	$1,345,766	$1,215,883

Salaries and management fees increased to $151,408 and $370,062 for the three and nine months ended September 30, 2015, respectively, compared to $138,807 and $208,413 for the three and nine months ended September 30, 2014, respectively. The increase in the current period is a result of the CEO and COO, effective April 1, 2014, and the hiring of a CFO, effective May 1, 2014, earning $5,000 per month ($8,000 effective May 2015) compared to previously the CEO and COO earning $3,000 per month. Additional staff hiring’s have been in sales, marketing and product development.

Stock compensation expense, management, for the three and nine months ended September 30, 2014, was comprised of:

•	100 shares issued of the Class A Preferred Stock were valued at $428,000 (9 months 2014) based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock,
•	750,000 shares of the 1,500,000 shares of common stock issued to Venture Equity immediately vested and were valued at $75,000 (9 months 2014) based upon the Company’s internal valuation on a discounted cash flow basis.
•	The 750,000 shares issued to Venture Equity that vested on November 15, 2014, have been recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and was amortized monthly from the date of issuance to their vesting date. Accordingly, the Company has expensed $37,500 and $56,250, respectively, for the three and nine months ended September 30, 2014.

Stock compensation expense, management, for the three and nine months ended September 30, 2015 was comprised of:

•	573,500 shares of restricted common stock granted to employees, valued at $0.20 per share, or $114,700.
•	750,000 shares issued to Venture Equity, valued at $0.20 per share, or $150,000.
•	46,250 shares of restricted common stock to be issued to employees as part of compensation, valued at $0.40 per share or $18,500. The shares were issued on October 27, 2015.

Additionally for the nine months ended September 30, 2015, the Company recorded 17,500 shares of restricted common stock issued to employees as part of compensation, valued at $.40 per share or $7,000

Stock compensation expense, other (included in professional fees) was $57,167 and $97,167 for the three and nine months ended September 30, 2015, compared to $150,000 for the nine months ended September 30, 2014. The expense for the three months ended September 30, 2015, was comprised of:

•	75,000 shares of restricted common stock issued to a consultant, valued at $0.20 per share, or $15,000.
•	Amortization of 145,833 shares of the 350,000 shares of restricted common stock issued to BMA, valued at $0.20 per share, or $29,167.
•	25,000 of shares that vested (100,000 shares issued) upon issuance to Hayden, valued at $.20 per share, or $5,000.
•	20,000 shares of common stock to be issued to Hayden, valued at $0.40 per share, or $8,000. The shares were issued on October 27, 2015.

Stock compensation expense other, for the nine months ended September 30, 2015 also includes 100,000 shares of common stock issued to consultants. The Company valued the shares at $0.40 per share ($40,000) based on the Company’s most recent sale, at the time, of shares of common stock.

Stock compensation expense, other, for the nine months ended September 30, 2014 period is comprised of 1,500,000 shares of the Company’s common stock issued to a consultant for services. The shares are fully vested and non-assessable. The Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

Professional fees of $29,668 and $88,843, respectively, were incurred for the three and nine months ended September 30, 2015 compared to $14,231 and $32,517, respectively, for the three and nine months ended September 30, 2014, and is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Legal fees	$7,068	$5,238	$21,916	$13,238
Accounting fees	3,000	5,830	15,627	11,295
Consulting fees	19,600	3,163	51,300	7,984
Total	$29,668	$14,231	$88,843	$32,517

Advertising and marketing expensed increased to $92,009 and $256,247, respectively, for the three and nine months ended September 30, 2015, compared to $59,253 and $119,885 for the three and nine months ended September 30, 2014, respectively. The increase in the 2015 period is due to an increase in costs predominately in the first quarter of 2015 of a print advertising campaign, online and digital advertising, trade show participation and costs incurred for our website update and enhancements. Also included in the current three and nine month expense is $10,000 and $31,814, respectively, paid to marketing consultants, which the Company is no longer engaging.

Merchant processing fees increased for the three and nine months ended September 30, 2015 as a result of increased sales and the fees the Company pays for the processing and collection of credit card sales.

Research and development costs are incurred related to the Company conducting additional studies regarding analyzing the various stages of growth in order to improve the final product as well as the testing developing new components. During the quarter ended September 30, 2015, after conducting significant research, the Company introduced its new MediCab model which features improved efficiencies at a reduced cost.

General and administrative costs for the three and nine months ended September 30, 2015 were $48,851 and $106,464, respectively, compared to $61,820 and $91,616 for the three and nine months ended September 30, 2014, respectively. The significant increases in the 2015 period is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Commissions	$2,594	$3,109	$6,878	$3,109
Insurance expense	1,619	894	5,454	2,692
Employee benefits	3,226	—	4,591	—
Travel & Entertainment	5,986	16,189	22,037	24,575
Transfer agent and filing fees	13,079	1,618	18,788	4,856
Investor relations		—		—
Computer and internet expense	5,033	8,524	10,314	11,026
Utilities	1,095	7,214	3,075	10,007
Office supplies	2,362	6,902	7,348	9,726
Other general and administrative	13,857	17,370	27,978	25,625
Total	$48,851	$61,820	$106,464	$91,616

Other Expenses

Other expense for the three and nine months ended September 30, 2015 were $84,091 and $342,419, respectively, compared to $89,554 and $110,809 for the three and nine months ended September 30, 2014, respectively. Interest expense, other for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Amortization of discount on convertible notes	$37,035	$70,774	$253,439	$85,883
Face value of issued interest, convertible notes	22,988	13,783	60,679	16,725
Amortization of deferred financing costs	(907)	5,143	2,002	6,601
Other	25,359	352	26,968	1,688
Total	$84,475	$90,052	$343,088	$110,897

Net Loss

Net loss for the three and nine months ended September 30, 2015, increased to $754,952 and $1,517,868, respectively, from $390,092 and $1,198,871 for the three and nine months ended September 30, 2014, respectively, as a result of the increases in operating expenses for the three and nine months ended September 30, 2015 and an increase in other expenses for the nine months ended September 30, 2015.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, we had cash and cash equivalents of $17,724 compared to $61,472 as of December 31, 2014. At September 30, 2015 we had current liabilities of $325,974 compared to current assets of $103,608 which resulted in a negative working capital position of $192,366. The current liabilities are comprised principally of accounts payable, accrued expenses, note payable to a stockholder and customer deposits.

Operating Activities

We used $610,588 of cash from operating activities for the nine months ending September 30, 2015 compared to $370,382 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, non-cash expenses of $281,691 of amortization of discounts and fees on convertible notes, $387,367 of stock based compensation expense and $21,718 of depreciation were major factors to adjust net loss to net cash used in operating activities. Changes in non-cash operating assets and liabilities resulted in generating $186,505 for the nine months ended September 30, 2015. The changes were comprised of increases of $169,634 in accounts payable, $38,760 in accounts payable and accrued expenses stockholders, $29,017 in customer deposits, $2,235 in accounts receivable, $575 in inventory and $18,096 in prepaid assets and other.

Non-cash expenses for the nine months ended September 30, 2014, of $709,250 of stock compensation expense, $92,484 of amortization of discounts on convertible notes and deferred financing fees and $4,072 of depreciation and amortization were major adjusting factors to reconcile the Company’s net loss of $1,198,871 to net cash used in operating activities. Changes in operating assets and liabilities resulted in generating $22,683 for the nine months ending September 30, 2014. The major changes in non-cash operating items for the nine months ending September 30, 2014 resulted from increases of $58,936 in accounts payable, $10,669 in amounts due related parties, $43,404 increase in inventory and $3,337 increase in accounts receivable.

Investing Activities

Cash used in investing activities was $4,023 for the nine months ended September 30, 2015 and was comprised of $1,346 of leasehold improvements and $2,677 of purchased office and warehouse equipment. Cash used in investing activities for the nine months ending September 30, 2014 and was $97,323 and was comprised of $30,962 of building out the company’s new leased office and warehouse, $20,120 payment of security deposit, and $46,241 of purchased office and warehouse equipment.

Financing Activities

Cash provided by financing activities was $570,864 for the nine months ended September 30, 2015, compared to $506,524 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 the Company received proceeds of $363,750 from the issuance of convertible promissory notes, $200,800 from the sale of shares of common stock and $6,314 for the amounts received from a stockholder. During the nine month period ending September 30, 2014, the primary source of cash were the proceeds of $560,000 from the issuance of convertible promissory notes and $52,748 for amounts advanced and credit card charges from a stockholder. Payments of $104,324 were made on the credit card advances and $2,500 of financing costs.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue to support its daily operations; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Inventory of $49,336 and $48,761 as of September 30, 2015 and December 31, 2014, respectively, was comprised of raw materials.

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

Shipping and Handling

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales. For the three and nine ended September 30, 2015 and 2014 the costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Freight costs billed to customers	$18,892	$12,389	$53,636	$49,555
Company’s shipping costs	$17,148	$19,065	$45,954	$54,570

Research and Development

Expenditures for research and development are charged to expense as incurred. For the three and nine months ended September 30 2015 and 2014, the costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development costs	$5,529	$9,267	$22,667	$25,339

Advertising

The Company records advertising costs as incurred. For the three and nine months ended September 30, 2015 and 2014, advertising expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Advertising costs	$92,010	$59,254	$256,247	$119,885

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the nine months ended September 30, 2015 and 2014, 14,287,500 shares of common stock underlying convertible debt and warrants have been excluded from the computation of diluted earnings per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of September 30, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: December 14, 2015	CABINET GROW, INC.

	By:	/s/ Sam May
Sam May
Chief Executive Officer (principal executive officer)