Form 10-K/A
period 2014-12-31
Cabinet Grow, Inc.
filed 2016-07-28
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

319 Clematis Street, Suite 812
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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Cabinet Grow, Inc. (the “Company”) is filing this amendment on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed on March 31, 2015 (the “Original Filing”), to restate (1) its consolidated financial statements and footnotes as of and for the fiscal year ended December 31, 2014 and (2) Management’s Discussion and Analysis of Financial Condition and Results of or Plan of Operation for the fiscal year ended December 31, 2014 compared to December 31, 2013, as a result of the Company not previously measuring and re-measuring the fair value of warrants issued to purchase common stock. See Note 11 “Restated Financial Statements.”

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of December 31, 2014. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the warrants was a deficiency in its internal control over financial reporting resulting from the material weakness identified at December 31, 2014.

Except as required to reflect the effects of the corrections for the items above, no additional modifications or updates have been made to the Original Filing and are set forth in this Amendment. Information not affected by these corrections remains unchanged and reflects the disclosure made at the time of the Original Filing. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 32.1, respectively.

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

  Other expenses (income)

  For the year ended December 31, 2014, other expenses increased to $346,216 compared to $3,386 for the year ended December 31, 2013. Interest expense increased to $264,935 for the year ended December 31, 2014, predominantly as a result of $123,978 related to the amortization of discounts recorded on convertible promissory notes, $66,000 for the OID expense, $33,368 related to interest on the face value of issued convertible promissory notes and $9,929 related to the amortization of deferred financing costs. For the year ended December 31, 2014, the Company recorded a derivative liability expense of $1,824,520 for the fair value of the derivative liability of the warrant issued to CVP.

  Net Loss

  Net loss for the year ended December 31, 2014, was $1,680,708 compared to net income of $4,840 for the year ended December 31, 2013, as a result of the increase in revenues and gross profit, offset by the increases in operating expenses and other expenses as described above.

  Capital Resources and Liquidity

  Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2014, we had cash and cash equivalents of $61,472, an increase of $50,987, from $10,485 as of December 31, 2013. At December 31, 2014, we had current liabilities of $132,523 (excluding $581,373 of derivative liabilities) compared to current assets of $128,451 which resulted in working capital of $4,072. The current liabilities are comprised of accounts payable, accrued expenses and note payable to a stockholder.

  As of December 31, 2013, we had cash and cash equivalents of $10,485. At December 31, 2013, we had current liabilities of $69,398 compared to current assets of $30,908 which resulted in a negative working capital position of $38,490. The current liabilities are comprised of accounts payable, accrued expenses, customer deposits and a note payable stockholder.

  Operating Activities

  The Company used $555,673 of cash from operating activities for the year ended December 31, 2014 compared to $2,223 for the year ended December 31, 2013. Non-cash expenses for the year ended December 31, 2014, of $728,000 of stock compensation expense, $123,978 of amortization of discounts on convertible notes, $92,565 of non-cash interest expense, $81,373 of derivative liability expense, $9,929 deferred financing fees and $10,798 of depreciation and amortization were major adjusting factors to reconcile the Company’s net loss of $3,423,855 to net cash used in operating activities. Changes in operating assets and liabilities resulted in generating $78,394 for the year ended December 31, 2014 compared to $7,937 cash utilized in the same period in 2013. The major changes in non-cash operating items for the year ended December 31, 2014 resulted from increases of $110,794 in accounts payable, $12,399 in amounts due related parties, $31,348 increase in inventory and $9,280 increase in accounts receivable. The major changes in operating items for the year ended December 31, 2013 were a $2,636 increase in customer deposits, $884 decrease in accounts payable and increases of $7,949 in inventory.

  The major non-cash operating items for the year ended December 31, 2013 resulted from a $2,636 increase in customer deposits, a $3,010 increase in prepaid and other assets and a $7,949 increase in inventory.

  Investing Activities

  Cash used in investing activities of $99,865 for the year ended December 31, 2014 was comprised of $33,504 of building out the Company’s new leased office and warehouse, $20,120 payment of security deposit, and $46,421 of purchased office and warehouse equipment.

  Financing Activities

  Cash provided by financing activities was $706,525 for the year ended December 31, 2014, compared to $1,344 for the year ended December 31, 2013. During the year ended December 31, 2014, the primary sources of cash were the proceeds of $720,000 from the issuance of convertible promissory notes, $40,500 from the sale of shares of common stock and $52,749 for amounts advanced and credit card charges from a stockholder. Payments of $104,324 were made on the credit card advances, and $2,500 of financing costs. During the year ended December 31, 2013, the primary source of cash were proceeds of $71,462 for amounts advanced and credit card charges from a stockholder partially offset by repayments of $70,118.

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

  The Company has no obligation to pay CVP any amounts on any unfunded Investor Notes, $875,000 as of December 31, 2014. Accordingly, the Company initially recorded $557,500 of the convertible promissory note as a liability, comprised of the $500,000 funded, $50,000 original issue discount and $7,500 for CVP’s legal expenses. On October 15, 2014, November 17, 2014 and December 19, 2014 CVP funded $62,500, $62,500 and $35,000, respectively, and the Company increased convertible promissory note by $176,000 including $16,000 of OID. The Company has also not recorded the $875,000 remaining balance of Investor Notes issued by CVP to the Company. The above OIDs, aggregating $66,000 were recorded as interest expense for the year ended December 31, 2014.

  The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

  Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded $25,874 as interest expense for the BCF.

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

  Depreciation expense of $10,798 was recorded for the year ended December 31, 2014, compared to $874 for the year ended December 31, 2013.

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

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 15, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of March 15, 2015, there were 33,954,242 shares of our common stock outstanding and 100 shares of our Class A Preferred Stock outstanding.

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

Cabinet Grow, Inc.

By:	/s/ Samuel May
Samuel May
Chief Executive Officer and Chief Financial Officer

Date:	July 27, 2016

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel May	Chief Executive Officer, Chief Financial Officer and Director (principal executive and principal accounting officer)	July 27, 2016

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

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has working capital and stockholders’ deficits. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  As discussed in Note 11, the financial statements for the year ended December 31, 2014 have been restated.

  D. Brooks and Associates CPA’s, P.A

  West Palm Beach, FL

  March 31, 2015, except for Notes 4, 8, and 11 as to which the date is July 26, 2016

CABINET GROW, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$61,472	$10,485
Accounts receivable, net	9,280	—
Inventory	48,761	17,413
Prepaid assets and other	8,938	3,010
Total current assets	128,451	30,908

Security deposit	$20,120	$—
Property, furniture and fixtures and equipment, net of accumulated depreciation of $13,026 (2014) and $2,228 (2013)	70,640	1,693
Total assets	$219,211	$32,601
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$112,203	$5,584
Accounts payable and accrued expenses, stockholder	14,152	1,754
Customer deposits	—	4,316
Note payable, stockholder	6,168	57,744
Derivative liability	581,373	—
Total current liabilities	713,896	69,398

Convertible notes payable, net of discount of $376,022	357,478	—

Total liabilities	1,071,374	69,398

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 33,100,000 (2014) and 30,000,000 (2013) shares issued and outstanding	33,100	30,000
Common stock to be issued, $0.001 par value; 352,242	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized (2014)	—	—
Additional paid-in capital	831,890	(30,000)
Accumulated deficit	(1,717,505)	(36,797)

Total stockholders' deficit	(852,163)	(36,797)

	$219,211	$32,601

  See notes to financial statements.

CABINET GROW, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
	(Restated)
Sales	$603,496	$511,130
Cost of sales	448,103	335,474
Gross profit	155,393	175,655

Operating Expenses:
Salaries and management fees (including stock compensation of $578,000 for 2014)	835,919	22,500
Advertising and marketing	250,177	80,853
Merchant processing fees	13,416	13,039
Professional fees (including 2014 stock compensation of $150,000)	210,464	—
Rent	23,310	10,264
Research and development	33,977	16,765
Depreciation and amortization	10,798	874
Other general and administrative	111,824	23,136

Total operating expenses	1,489,884	167,431

Income (loss) from operations	(1,334,492)	8,225

Other income (expenses):
Interest income	92	—
Derivative liability	(81,373)	—
Interest expense, including related party $898 and $841 for 2014 and 2013.	(264,935)	(3,386)
Total other expense, net	(346,216)	(3,386)

Net income (loss)	$(1,680,708)	$4,840

Basic and diluted income (loss) per share	$(0.05)	$0.00

Weighted average number of common shares outstanding Basic and diluted	31,910,058	30,000,000

  See notes to financial statements.

CABINET GROW, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2014 and 2013

			Common stock				Additional		Total
	Common stock		to be issued		Preferred stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2013	30,000,000	$30,000	—	$—	—	$—	$(30,000)	$(41,637)	$(41,637)

Net income	—	—	—	—	—	—	—	4,840	4,840

Balances December 31, 2013	30,000,000	30,000			—	—	(30,000)	(36,797)	(36,797)

Common stock issued for services	3,000,000	3,000			—	—	297,000	—	300,000

Preferred stock issued	—	—			100	—	428,100	—	428,100

Beneficial conversion feature on convertible debt	—	—			—	—	26,565	—	26,565

Common stock to be issued for settlement of convertible note and accrued interest	—	—	352,242	352	—	—	69,825	—	70,177

Sale of common stock	100,000	100			—	—	40,400	—	40,500

Net loss	—	—	—	—	—	—	—	(1,680,708)	(1,680,708)

Balances December 31, 2014 (Restated)	33,100,000	$33,100	352,242	$352	100	$0	$831,890	$(1,717,505)	$(852,163)

  See notes to financial statements.

CABINET GROW, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,680,708)	$4,840
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	10,798	874
Amortization of discounts on convertible notes	123,978	—
Non cash interest expense	92,565	—
Derivative liability	81,373	—
Amortization of deferred financing fees	9,929	—
Stock compensation expense	728,000	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(9,280)	429
Inventory	(31,348)	(7,949)
Prepaid assets and other	143	(3,010)
Increase (decrease) in:
Accounts payable and accrued expenses	110,794	(884)
Accounts payable and accrued expenses, stockholder	12,399	841
Customer deposits	(4,316)	2,636
Net cash used in operating activities	(555,673)	(2,223)

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(46,241)	—
Payment of security deposit	(20,120)	—
Leasehold improvements	(33,504)	—
Net cash used in investing activities	(99,865)	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt	720,000	—
Proceeds from sale of Series A preferred stock	100	—
Amounts from advances and credit card charges from stockholder	52,749	71,462
Repayments of advances and credit card charges to stockholder	(104,324)	(70,118)
Proceeds from sale of common stock (including $500 from founder)	40,500	—
Payment of deferred financing costs	(2,500)	—
Net cash provided by financing activities	706,525	1,344

Net increase (decrease) in cash and cash equivalents	50,988	(880)
Cash and cash equivalents, beginning	10,485	11,364

Cash and cash equivalents, ending	$61,472	$10,485

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,837	$2,545

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Issuances of convertible promissory notes for fees	$79,500	$—

Common stock to be issued for settlement of convertible promissory notes and accrued interest	$70,177	$—

  See notes to financial statements.

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

  The Company has also not recorded the $875,000 remaining balance of Investor Notes issued by CVP to the Company. The above OID’s of $66,000 were recorded as interest expense for the year ended December 31, 2014.

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

  Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded interest expense of $25,874 related to the BCF.

  The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three (3) lowest closing bid prices in the twenty (20) trading days immediately preceding the applicable conversion. As of December 31, 2014, based on the most recent sales price of the Company’s common stock of $0.40 per share, with a discount of 30%, the Company estimated that CVP can purchase 1,500,000 shares of common stock, with an exercise price of $0.20 per share.

  Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants issued by the Company. As the conversion features within detachable warrants issued with the Note do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the warrants are not indexed to the Company’s stock and are to be treated as derivative liabilities. The warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The warrants associated with the Note were initially valued and recorded a derivative liability of $577,100 using the Black-Scholes valuation methodology and the Company also recorded an initial derivative liability expense of $77,100 and a discount to the Note of $500,000. On December 31, 2014, the Company revalued the warrant at $581,373 using the Black- Scholes option pricing model and recorded an additional derivative liability expense of $4,373 for the year ended December 31, 2014.

  The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option using the following assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	197%	189%
Expected term	5 years	4.5 years
Risk free interest	1.70%	1.29%
Derivative liability	$577,100	$581,373

  The Company amortized $123,978 of the Note discount to interest expense for the year ending December 31, 2014 and the carrying amount of the Company Note as of December 31, 2014, was $357,478, net of the unamortized discount of $376,022.

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

  WARRANTS

  The Company issued a five year warrant (expire on June 30, 2019) to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three (3) lowest closing bid prices in the twenty (20) trading days immediately preceding the applicable conversion. As of December 31, 2014, based on the most recent sales price of the Company’s common stock at $0.40 per share, with a discount of 30%, the Company estimated that CVP can purchase 1,500,000 shares of common stock, with an exercise price of $0.20 per share. See note 4.

  NOTE 9 – GOING CONCERN

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014 and 2013 the Company had an accumulated deficit of $3,460,652 and $36,797 and as of December 31, 2014 a working capital deficit of $2,686,071. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  NOTE 11 – RESTATED FINANCIAL STATEMENTS

  The Company’s previously issued financial statements have been restated to reflect the correction as a result of the Company not previously measuring and re-measuring the fair value of warrants issued in connection with a convertible promissory note (see Note 4) to CVP to purchase common stock.

  The following tables present the effects of the restatement adjustments on the affected line items in the previously reported statement of operations for the year ended December 31, 2014 and the balance sheet as of December 31, 2014. There was no effect to the net increase in cash and cash equivalents for the year ended December 31, 2014, as the decrease in the net loss was offset by the increases in non-cash expenses related to the initial derivative liability expense on the warrants issued and the amortization of the discount. The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. However, the exercise price of the warrant is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the exercise price, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion price less than the exercise price in the warrants. If either of these events should occur, the exercise price is reduced to the lowest price at which these securities were issued or are exercisable. Therefore, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and they are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Operations. All related amounts have been restated as appropriate within these financial statements.

	Year Ended December 31, 2014

	As reported	Adjustments	Restated
Other income (expenses)

Interest expense	(184,420)	(80,515)	(264,935)
Derivative liability	—	(81,373)	(81,373)

Total other expense, net	$(184,328)	$(161,888)	$(346,216)

Net Loss	$(1,518,820)	$(161,888)	$(1,680,708)

Basic and diluted loss per share	$(0.05)	$(0.00)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	31,910,058	—	31,910,058

	Balance Sheet as of December 31, 2014

	As reported	Adjustments	Restated

Liabilities and Stockholders' Equity (Deficit)
Derivative liabilities	—	581,373	581,373

Total current liabilities	132,523	581,373	713,896

Convertible notes payable, net of current portion,
net of discount	523,355	(165,877)	357,478

Total liabilities	655,858	415,516	1,071,374

Stockholders' Deficit
Additional paid-in capital	1,085,518	(253,628)	831,890
Accumulated deficit	(1,555,617)	(161,888)	(1,717,505)

Total stockholders' deficit	$(436,647)	$(415,516)	$(852,163)

