Form 10-Q/A
period 2015-03-31
Cabinet Grow, Inc.
filed 2016-09-16
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

 Explanatory Note

Cabinet Grow, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as filed on May 15, 2015 (the “Original Filing”), to restate (1) its consolidated financial statements and footnotes as of and for the three months ended March 31, 2015 and (2) Management’s Discussion and Analysis of Financial Condition and Results of or Plan of Operation for the three months ended March 31, 2015 compared to March 31, 2014, as a result of the Company not previously measuring and re-measuring the fair value of warrants issued to purchase common stock. See Note 11 “Restatement of Previously Issued Financial Statements” to the Company’s restated consolidated financial statements.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of March 31, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the warrants was a deficiency in its internal control over financial reporting resulting from the material weakness identified at March 31, 2015.

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

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer, are attached to this Amendment as Exhibits 31.1 and 32.1, respectively.

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

CABINET GROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
	(Restated)

ASSETS

Current Assets:
Cash and cash equivalents	$25,444	$61,472
Accounts receivable, net	1,227	9,280
Inventory	72,217	48,761
Prepaid assets and other	5,326	8,938
Total current assets	104,214	128,451

Security deposit	$20,120	$20,120
Property, furniture and fixtures and equipment, net of accumulated depreciation of $20,265 (2015) and $13,026 (2014)	67,424	70,640
Total assets	$191,758	$219,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$129,473	$112,203
Accounts payable and accrued expenses, stockholder	14,382	14,152
Customer deposits	100	—
Note payable, stockholder	11,615	6,168
Derivative liabilities	560,154	581,373
Total current liabilities	715,724	713,896

Convertible notes payable, net of discount of $343,113 (2015) and $376,022 (2014)	461,887	357,478

Total liabilities	1,177,611	1,071,374

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 33,954,242 (2015) and 33,100,000 (2014) shares issued and outstanding	33,954	33,100
Common stock to be issued, $0.001 par value; 352,242 shares (2014)	—	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	1,097,459	831,890
Accumulated deficit	(2,117,266)	(1,717,505)

Total stockholders' deficit	(985,853)	(852,163)

	$191,758	$219,211

See notes to unaudited condensed financial statements.

CABINET GROW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2015	2014
	(Restated)

Sales	$152,798	$184,338
Cost of sales	105,892	116,105
Gross profit	46,906	68,232

Operating Expenses:
Salaries and management fees	95,459	18,000
Advertising and marketing	130,048	32,650
Merchant processing fees	3,379	4,814
Professional fees	49,525	—
Rent	8,464	3,849
Research and development	6,253	11,886
Depreciation and amortization	7,239	218
Other general and administrative	42,870	8,689

Total operating expenses	343,237	80,106

Loss from operations	(296,331)	(11,873)

Other income (expenses):
Interest income	2	—
Interest expense, including related party $229 and $217 for 2015 and 2014.	(124,651)	(823)
Derivative liability expense	21,219	—
Total other expense, net	(103,430)	(823)

Net loss	$(399,761)	$(12,696)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding Basic and diluted	33,819,359	30,000,000

See notes to unaudited condensed financial statements.

CABINET GROW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(399,761)	$(12,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,239	218
Amortization of discounts on convertible notes	97,908	—
Change in fair value of derivative liabilities	(21,219)	—
Amortization of deferred financing fees	1,762	—
Other non cash interest expense	6,500	—
Changes in operating assets and liabilities:
Decrease (increase) in :
Accounts receivable	8,053	(1,100)
Inventory	(23,456)	(8,029)
Prepaid assets and other	1,850	(80)
Increase in :
Accounts payable and accrued expenses	17,542	12,520
Accounts payable and accrued expenses, stockholder	229	2,217
Customer deposits	100	26,111
Net cash provided by (used in) operating activities	(303,252)	19,161

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(2,677)	(1,080)
Leasehold improvements	(1,346)	—
Net cash used in investing activities	(4,023)	(1,080)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	65,000	—
Amounts from advances and credit card charges from stockholder	5,447	19,407
Repayments of advances and credit card charges to stockholder	—	(20,374)
Proceeds from sale of common stock	200,800	—
Net cash provided by (used in) financing activities	271,247	(967)

Net increase (decrease) in cash and cash equivalents	(36,028)	17,114
Cash and cash equivalents, beginning	61,472	10,485

Cash and cash equivalents, ending	$25,444	$27,599

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,705	$606

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$6,500	$—

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

During the three months ended March 31, 2015, the Company received $65,000 in new funding and increased the Company Note by $71,500 including $6,500 of OID. The Company recorded an initial discount against the new debt for the BCF in the amount of $65,000, to be amortized into interest expense over the term of the loan. Amortization of the discount for the three months ended March 31, 2015 was $1,399.

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of March 31, 2015 and December 31, 2014, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,500,000.

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

The warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The warrants associated with the Note were initially valued and recorded a derivative liability of $577,100 using the Black-Scholes valuation methodology and the Company also recorded an initial derivative liability expense of $77,100 and a discount to the Note of $500,000. On December 31, 2014, the Company revalued the warrant at $581,373 using the Black- Scholes option pricing model. On March 31, 2015, the Company revalued the warrant at $560,154 using the Black – Scholes option pricing model and recorded a credit to derivative liability expense of $21,219 for the three months ended March 31, 2015.

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option using the following assumptions:

	December 31, 2014		March 31, 2015
Expected dividends	-0	-	-0	-
Expected volatility	189%		162%
Expected term	4.5 years		4.2 years
Risk free interest	1.29%		1.13%
Derivative liability	$581,373		$560,154

The Company amortized $97,908 of the Note discount to interest expense for the three months ending March 31, 2015 and the carrying amount of the Company Note as of March 31, 2015, was $461,887, net of unamortized discounts of $343,113, and as of December 31, 2014, was $357,478, net of the unamortized discount of $376,022.

A summary of the convertible note payable balance as of March 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Beginning balance	$733,500	$-0-
Convertible notes-newly issued	71,500	799,500
Conversion of convertible notes	—	(66,000)
Unamortized discount	(343,113)	(376,022)
Total	$461,887	$357,478

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015 the Company had an accumulated deficit of $2,117,266 and a working capital deficit of $611,510. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following tables present the effects of the restatement adjustments on the affected line items in the previously reported statement of operations for the three months ended March 31, 2015 and the balance sheet as of March 31, 2015. There was no effect to the net increase in cash and cash equivalents for the three months ended March 31, 2015, as the decrease in the net loss was offset by the decreases in the fair market value change on the warrants issued and the amortization of the discount. The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. However, the exercise price of the warrant is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the exercise price, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion price less than the exercise price in the warrants. If either of these events should occur, the exercise price is reduced to the lowest price at which these securities were issued or are exercisable. Therefore, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and they are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Operations. All related amounts have been restated as appropriate within these financial statements.

	Three Months Ended March 31, 2015

	As reported	Adjustments	Restated
Other income (expenses)

Interest expense	(76,285)	(48,366)	(124,651)
Derivative liability	-	21,219	21,219

Total other expense, net	$(76,283)	$(27,147)	$(103,430)

Net Loss	$(372,613)	$(27,147)	$(399,761)

Basic and diluted loss per share	$(0.01)	$-	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	33,819,359	—	33,819,359

	Balance Sheet as of March 31, 2015

	As reported	Adjustments	Restated

Liabilities and Stockholders' Equity (Deficit)
Derivative liabilities	-	560,154	560,154

Total current liabilities	155,571	560,154	715,724

Convertible notes payable, net of current portion,
net of discount	644,377	(182,490)	461,887

Total liabilities	799,948	377,663	1,177,611

Stockholders' Deficit
Additional paid-in capital	1,286,087	(188,628)	1,097,459
Accumulated deficit	(1,928,230))	(189,036)	(2,117,266)

Total stockholders' deficit	$(608,188)	$(377,665)	$(985,853)

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

Operating Expenses

Operating expenses increased to $343,237 for the three months ended March 31, 2015 from $80,106 for the three months ended March 31, 2014. The increase in expenses in the current period was as follows:

	For the three months ended March 31,
Description	2015	2014
Salaries and management fees	$95,459	$18,000
Professional fees	49,525	—
Advertising and marketing	130,048	32,650
Rent	8,464	3,849
Merchant processing fees	3,379	4,814
Research and development	6,253	11,886
Depreciation and amortization	7,239	218
Other general and administrative	42,870	8,689
Total	$343,237	$80,106

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

General and administrative costs increased to $42,870 for the three months ended March 31, 2015, from $8,689 for the three months ended March 31, 2014 as a result of increases in investor relation matters of $14,136, travel, meals and entertainment of $11,755, computer and internet costs of $1,880, supplies of $1,790, transfer agent and filing fees of $1,543 and utilities of $949.

Other expenses (income)

For the three months ended March 31, 2015, other expenses increased to $103,430 compared to $823 for the three months ended March 31, 2014. Interest expense increased $124,651 for the three months ended March 31, 2015, predominantly as a result of $97,908 related to the amortization of discounts recorded on convertible promissory notes, $17,780 related to interest on the face value of issued convertible promissory notes, $6,500 of OID expense and $1,762 related to the amortization of deferred financing costs.

Net Loss

Net loss for the three months ended March 31, 2015, was $399,761 compared to $12,696 for the three months ended March 31, 2014, as a result of the decrease in revenues and gross profit and the increases in operating expenses and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015, we had cash and cash equivalents of $25,444, a decrease of $36,028, from $61,472 as of December 31, 2014. At March 31, 2015, we had current liabilities of $715,724 compared to current assets of $104,214 which resulted in working capital deficit of $611,510. The current liabilities are comprised of accounts payable, accrued expenses, customer deposits, derivative liabilities and note payable to a stockholder.

Operating Activities

The Company used $303,252 of cash from operating activities for the three months ended March 31, 2015 compared to cash provided from operations of $19,161 for the three months ended March 31, 2014. Non-cash expenses for the three months ended March 31, 2015, of $97,908 of amortization of discounts on convertible notes, $6,500 of other non-cash interest expense, $1,762 deferred financing fees and $7,239 of depreciation and amortization were major adjusting factors to reconcile the Company’s net loss of $399,761 to net cash used in operating activities. Changes in operating assets and liabilities resulted in cash utilized of $4,318 for the three months ended March 31, 2015 compared to $31,639 cash provided in the same period in 2014. The major changes in non-cash operating items for the three months ended March 31, 2015 resulted from increases of $17,543 in accounts payable, $229 in amounts due related parties, $23,456 increase in inventory and $8,053 decrease in accounts receivable.

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

Dated: September 16, 2016	CABINET GROW, INC.

	By:	/s/ Sam May
Sam May
Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer)

