Form 10-Q/A
period 2015-06-30
Cabinet Grow, Inc.
filed 2016-10-12
CIK 1610462

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

Explanatory Note

Cabinet Grow, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, as filed on August 10, 2015 (the “Original Filing”), to restate (1) its condensed financial statements and footnotes as of and for the three and six months ended June 30, 2015 and (2) Management’s Discussion and Analysis of Financial Condition and Results of or Plan of Operation for the three and six months ended June 30, 2015 compared to June 30, 2014, as a result of the Company not previously measuring and re-measuring the fair value of warrants issued to purchase common stock. See Note 11 “Restated Financial Statements” to the Company’s restated condensed financial statements.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the warrants was a deficiency in its internal control over financial reporting resulting from the material weakness identified at June 30, 2015.

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
	(restated)
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$27,423	$61,472
Accounts receivable, net	4,293	9,280
Inventory	47,233	48,761
Prepaid assets and other	4,991	8,938
Total current assets	83,940	128,451

Security deposit	$20,120	$20,120
Property and equipment, net of accumulated depreciation of $27,505 (2015) and $13,026 (2014)	60,184	70,640
Total assets	$164,244	$219,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$157,593	$112,203
Accounts payable and accrued expenses, stockholder	32,611	14,152
Customer deposits	11,176	—
Note payable, stockholder	11,615	6,168
Derivative liability	554,609	581,373
Total current liabilities	767,604	713,896

Convertible notes payable, net of discount of $274,053 (2015) and $376,022 (2014)	638,747	357,478

Total liabilities	1,406,351	1,071,373

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 33,966,742 (2015) and 33,100,000 (2014) shares issued and outstanding	33,967	33,100
Common stock to be issued, $0.001 par value, 105,000 (2015) and 352,242 (2014) shares to be issued	105	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	1,242,341	831,890
Accumulated deficit	(2,518,521)	(1,717,505)

Total stockholders' deficit	(1,242,108)	(852,163)

Total liabilities and stockholders' deficit	$164,244	$219,211

See notes to unaudited condensed financial statements.

CABINET GROW, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Restated)		(Restated)

Sales	$228,585	$128,398	$381,381	$312,736
Cost of sales	161,012	101,760	266,904	217,866
Gross profit	67,572	26,638	114,477	94,870

Operating Expenses:
Salaries and management fees (including 2014 stock compensation of $521,750)	123,196	573,356	218,654	591,356
Advertising and marketing	34,321	27,982	164,238	60,631
Merchant processing fees	4,782	2,542	8,207	7,356
Professional fees (including stock compensation for the six months ended June 30 of $47,000 (2015) and $150,000 (2014)	56,651	168,286	106,176	168,286
Rent	8,465	4,027	16,929	7,876
Research and development	10,885	4,186	17,138	16,072
Depreciation and amortization	7,240	800	14,479	1,019
Other general and administrative	30,276	21,107	73,245	29,796

Total operating expenses	275,816	802,286	619,066	882,392

Loss from operations	(208,244)	(775,649)	(504,589)	(787,522)

Other income (expenses):
Other income and interest income	741	30	744	30
Interest expense, other	(199,057)	(20,463)	(323,478)	(20,845)
Interest expense, related party	(229)	—	(458)	(441)
Derivative liability expense	5,546	—	26,765	—
Total other expense, net	(192,999)	(20,433)	(296,427)	(21,256)

Net loss	$(401,242)	$(796,082)	(801,016)	(808,778)

Basic and diluted loss per share	$(0.01)	$(0.03)	(0.02)	(0.03)

Weighted average number of common shares outstanding Basic and diluted	33,964,798	31,566,667	33,892,078	30,783,333

See notes to unaudited condensed financial statements.

CABINET GROW, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2015	2014
	(Restated)
Cash flows from operating activities
Net loss	$(801,016)	$(808,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,479	1,019
Amortization of discounts on convertible notes	281,270	15,109
Change in fair value of derivative liabilities	(26,765)	—
Amortization of deferred financing fees	2,909	1,458
Stock compensation expense	47,000	671,750
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,987	(35)
Inventory	1,528	(9,977)
Prepaid assets and other	1,038	(19,116)
Increase in:
Accounts payable and accrued expenses	45,664	24,497
Accounts payable and accrued expenses, stockholder	18,458	8,267
Customer deposits	11,176	5,338
Net cash used in operating activities	(399,273)	(110,469)

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(2,677)	(9,570)
Leasehold improvements	(1,346)	—
Net cash used in investing activities	(4,023)	(9,570)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	163,000	560,000
Proceeds from sale of Series A preferred stock	—	100
Amounts from advances and credit card charges from stockholder	5,447	43,664
Repayments of advances and credit card charges to stockholder	—	(89,687)
Proceeds from sale of common stock	200,800	500
Payment of deferred financing costs	—	(2,500)
Net cash provided by financing activities	369,247	512,078

Net increase (decrease) in cash and cash equivalents	(34,049)	392,039

Cash and cash equivalents, Beginning	61,472	10,485

Cash and cash equivalents, Ending	$27,423	$402,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,071	$4,258
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Included in issuances of convertible promissory notes for fees	$16,300	$63,500

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

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. The Company recorded an initial discount against the debt of $25,874 to be amortized into interest expense over the term of the loan. Amortization of the discount was $2,969 and $7,526 for the three and six months ended June 30, 2015, respectively. Additionally, during the six months ended June 30, 2015, the Company received $179,000 in new funding and increased the Company Note by $179,300 including $16,300 of OID. The Company recorded an initial discount against the new debt for the BCF in the amount of $163,000, to be amortized into interest expense over the term of the loan. Amortization of the discount for the three and six months ended June 30, 2015 was $18,398 and $19,797, respectively.

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion. Based on the current discounted cash flow valuation, the Company estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of June 30, 2015 and December 31, 2014, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,500,000.

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

The warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The warrants associated with the Note were initially valued and recorded a derivative liability of $577,100 using the Black-Scholes valuation methodology and the Company also recorded an initial derivative liability expense of $77,100 and a discount to the Note of $500,000. On December 31, 2014, the Company revalued the warrant at $581,373 using the Black- Scholes option pricing model. On June 30, 2015, the Company revalued the warrant at $554,609 using the Black – Scholes option pricing model and recorded a credit to derivative liability expense of $5,546 and $26,764 for the three and six months ended June 30, 2015.

The portion of derivative liabilities related to outstanding warrants was valued using the Black-Scholes option using the following assumptions:

	December 31, 2014	June 30, 2015
Expected dividends	-0-	-0-
Expected volatility	189%	160%
Expected term	4.5 years	3.9 years
Risk free interest	1.29%	1.32%
Derivative liability	$581,373	$554,609

The Company amortized $164,964 and $261,473 of the Note discount to interest expense for the three and six months ending June 30, 2015, respectively, and the carrying amount of the Company Note as of June 30, 2015, was $638,747, net of unamortized discounts of $247,053, and as of December 31, 2014, was $357,478, net of the unamortized discount of $376,022.

A summary of the convertible note payable balance as of June 30, 2015 and December 31, 2014 is as follows:

	2015	2014
Beginning balance	$733,500	$-0-
Convertible notes-newly issued	179,300	799,500
Conversion of convertible notes	—	(66,000)
Unamortized discount	(274,053)	(376,022)
Total	$638,747	$357,478

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015 the Company had an accumulated deficit of $2,518,521 and working capital deficit of $683,664. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 11 – RESTATED FINANCIAL STATEMENTS

The Company’s previously issued financial statements for the three and six months ended June 30, 2015, have been restated to reflect the correction as a result of the Company not previously measuring and re-measuring the fair value of warrants issued in connection with a convertible promissory note (see Note 4) to CVP to purchase common stock.

The following tables present the effects of the restatement adjustments on the affected line items in the previously reported statement of operations for the three and six months ended June 30, 2015 and the balance sheet as of June 30, 2015. There was no effect to the net increase in cash and cash equivalents for the six months ended June 30, 2015, as the decrease in the net loss was offset by the decreases in the fair market value change on the warrants issued and the amortization of the discount. The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. However, the exercise price of the warrant is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the exercise price, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion price less than the exercise price in the warrants. If either of these events should occur, the exercise price is reduced to the lowest price at which these securities were issued or are exercisable. Therefore, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and they are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Operations. All related amounts have been restated as appropriate within these financial statements.

	Three Months Ended June 30, 2015

	As reported	Adjustments	Restated
Other income (expenses)

Interest expense	(182,574)	(16,483)	(199,057)
Derivative liability	—	5,546	5,546

Total other expense, net	$(182,061)	$(10,938)	$(192,999)

Net Loss	$(390,304)	$(10,938)	$(401,242)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	33,964,798	33,964,798	33,964,798

	Six Months Ended June 30, 2015

	As reported	Adjustments	Restated
Other income (expenses)

Interest expense	(258,613)	(64,865)	(323,478)
Derivative liability	—	26,765	26,765

Total other expense, net	$(258,328)	$(38,100)	$(296,427)

Net Loss	$(762,916)	$(38,100)	$(801,016)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	33,892,078	33,892,078	33,892,078

	Balance Sheet as of June 30, 2015

	As reported	Adjustments	Restated

Liabilities and Stockholders' Equity (Deficit)
Derivative liabilities	—	554,609	554,609

Total current liabilities	212,996	554,609	767,604

Convertible notes payable, net of current portion,
net of discount	739,739	(100,992)	638,747

Total liabilities	952,735	453,617	1,406,351

Stockholders' Deficit
Additional paid-in capital	1,495,970	(253,629)	1,242,341
Accumulated deficit	(2,318,533)	(199,989)	(2,518,521)

Total stockholders' deficit	$(788,491)	$(453,617)	$(1,242,108)

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

Operating Expenses

Operating expenses for the three and six months ended June 30, 2015 were $275,816 and $619,066, respectively, compared to $802,286 and $882,392 for the three and six months ended June 30, 2014, respectively. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Salaries and management fees	$123,196	$51,606	$218,654	$69,606
Stock compensation expense, management	—	521,750	—	521,750
Professional fees	9,651	18,286	59,176	18,286
Stock compensation expense, other	47,000	150,000	47,000	150,000
Advertising and marketing	34,321	27,982	164,238	60,631
Rent	8,465	4,027	16,929	7,876
Merchant processing fees	4,782	2,542	8,207	7,356
Research and development	10,885	4,186	17,137	16,072
Depreciation and amortization	7,240	800	14,479	1,019
Other general and administrative	30,276	21,107	73,245	29,796
Total	$275,816	$802,286	$619,066	$882,392

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

Other Expenses

Other expense for the three and six months ended June 30, 2015 were $192,999 and $296,427, respectively, compared to $20,433 and $21,256 for the three and six months ended June 30, 2014, respectively. Interest expense, other for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Amortization of discount on convertible notes	$176,861	$15,109	$281,269	$15,109
Face value of issued interest, convertible notes	19,911	2,942	37,691	2,942
Amortization of deferred financing costs	1,147	1,458	2,909	1,458
Other	1,138	954	1,609	1,336
Total	$199,057	$20,463	$323,478	$20,845

Net Loss

Net loss for the three and six months ended June 30, 2015, decreased to $401,242 and $801,016, respectively, from $796,082 and $808,778 for the three and six months ended June 30, 2014, respectively, as a result of the increase in revenues and gross profit and the decreases in operating expenses offset by increases in other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, we had cash and cash equivalents of $27,423 compared to $61,472 and $402,524 as of December 31, 2014 and June 30, 2014. At June 30, 2015 we had current liabilities of $767,604 compared to current assets of $83,940 which resulted in a negative working capital position of $683,665. The current liabilities are comprised principally of accounts payable, accrued expenses, note payable to a stockholder, derivative liabilities and customer deposits.

Operating Activities

We used $399,273 of cash from operating activities for the six months ending June 30, 2015 compared to $110,469 for the six months ended June 30, 2014. For the six months ended June 30, 2015, non-cash expenses of $284,179 of amortization of discounts and fees on convertible notes, $47,000 of stock based compensation expense and $14,479 of depreciation were major factors to adjust net loss to net cash used in operating activities. Changes in non-cash operating assets and liabilities resulted in generating $82,851 for the six months ended June 30, 2015. The changes were comprised of increases of $45,664 in accounts payable, $18,458 in accounts payable and accrued expenses stockholders, $11,176 in customer deposits and decreases of $4,987 in accounts receivable, $1,528 in inventory and $1,038 in prepaid assets and other.

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

Dated: October 12, 2016	CABINET GROW, INC.

	By:	/s/ Sam May
Sam May
Chief Executive Officer (principal executive officer) and
Chief Financial Officer (principal financial and accounting officer)