Form 10-Q/A
period 2015-09-30
Cabinet Grow, Inc.
filed 2016-10-20
CIK 1610462

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

Explanatory Note

Cabinet Grow, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, as filed on December 14, 2015 (the “Original Filing”), to restate (1) its condensed consolidated financial statements and footnotes as of and for the three and nine months ended September 30, 2015 and (2) Management’s Discussion and Analysis of Financial Condition and Results of or Plan of Operation for the three and nine months ended September 30, 2015 compared to September 30, 2014, as a result of the Company not previously measuring and re-measuring the fair value of warrants issued to purchase common stock and convertible notes issued and to correct the per share value from $0.20 to $0.40 to reflect the fair value based on the most recent sale price of the Company’s common stock at the time the shares were granted.

See Note 11 “Restated Financial Statements” to the Company’s restated condensed and consolidated financial statements.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the warrants was a deficiency in its internal control over financial reporting resulting from the material weakness identified at September 30, 2015.

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
	(Restated)
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$17,724	$61,472
Accounts receivable, net	11,515	9,280
Inventory	49,336	48,761
Prepaid assets and other	25,032	8,938
Total current assets	103,608	128,451

Security deposit	$20,120	$20,120
Property and equipment, net of accumulated depreciation of $34,744 (2015) and $13,026 (2014)	52,945	70,640
Total assets	$176,672	$219,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$231,563	$112,203
Accounts payable and accrued expenses, stockholder	52,912	14,152
Customer deposits	29,017	—
Note payable, stockholder	12,482	6,168
Derivative liabilities	2,043,318	581,373
Total current liabilities	2,369,293	713,896

Convertible notes payable, net of discount of $409,685 (2015) and $376,022 (2014)	587,615	357,478

Total liabilities	2,956,908	1,071,373

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 36,892,838 (2015) and 33,100,000 (2014) shares issued and outstanding	36,893	33,100
Common stock to be issued, $0.001 par value, 95,000 (2015) and 352,242 (2014) shares to be issued	95	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	2,422,248	831,890
Accumulated deficit	(5,239,472)	(1,717,505)

Total stockholders' deficit	(2,780,236)	(852,163)

Total liabilities and stockholders' deficit	$176,672	$219,211

See notes to unaudited condensed consolidated financial statements.

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Restated)		(Restated)
Sales	$192,938	$134,876	$574,319	$447,612
Cost of sales	137,099	101,925	404,003	319,790
Gross profit	55,839	32,952	170,316	127,822

Operating Expenses:
Salaries and management fees (including stock compensation of $547,900 and $554,900 for the three and nine months ended September 30, 2015, respectively, and $37,500 and $559,250 for the three and nine months ended September 30, 2014)	699,308	176,307	924,962	767,663
Advertising and marketing	92,010	59,253	256,247	119,885
Investor relations	36,055	—	51,687	—
Merchant processing fees	7,073	2,580	15,280	9,936
Professional fees (including stock compensation for the three and nine months ended September 30, 2015 of $188,975 and $228,975, respectively and $150,000 for the nine months ended September 30, 2014)	218,643	14,231	317,818	182,517
Rent	8,502	6,980	25,431	14,855
Research and development	5,529	9,267	22,667	25,339
Depreciation and amortization	7,239	3,053	21,718	4,072
Other general and administrative	48,851	61,820	106,463	91,616

Total operating expenses	1,123,209	333,491	1,742,274	1,215,883

Loss from operations	(1,067,370)	(300,539)	(1,571,958)	(1,088,061)

Other income (expenses):
Other income and interest income	5,000	58	5,744	89
Other expense	(4,371)	—	(4,371)	—
Interest expense, other	(353,058)	(89,382)	(676,536)	(110,228)
Interest expense, related party	(245)	(229)	(703)	(669)
Derivative liability expense	(1,300,908)	—	(1,274,144)	—
Total other expense, net	(1,653,581)	(89,553)	(1,950,010)	(110,809)

Net loss	$(2,720,951)	$(390,092)	$(3,521,968)	$(1,198,871)

Basic and diluted loss per share	$(0.08)	$(0.01)	$(0.10)	$(0.04)

Weighted average number of common shares outstanding Basic and diluted	36,094,306	33,000,000	34,631,287	31,533,088

See notes to unaudited condensed consolidated financial statements.

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014
	(Restated)
Cash flows from operating activities
Net loss	$(3,521,968)	$(1,198,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,718	4,072
Amortization of discounts on convertible notes	613,137	85,883
Change in fair value of derivative liabilities	1,274,144	—
Amortization of deferred financing fees	2,002	6,601
Stock compensation expense	783,875	709,250
Changes in operating assets and liabilities:
(Increase) decrease in :
Accounts receivable	(2,235)	(3,337)
Inventory	(575)	(43,404)
Prepaid assets and other	(18,096)	736
Increase (decrease) in :
Accounts payable and accrued expenses	169,634	58,936
Accounts payable and accrued expenses, stockholder	38,760	10,669
Customer deposits	29,017	(917)
Net cash used in operating activities	(610,588)	(370,382)

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(2,677)	(46,241)
Payment of security deposit	—	(20,120)
Leasehold improvements	(1,346)	(30,962)
Net cash used in investing activities	(4,023)	(97,323)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	363,750	560,000
Proceeds from sale of Series A preferred stock	—	100
Amounts from advances and credit card charges from stockholder	6,314	52,748
Repayments of advances and credit card charges to stockholder	—	(104,324)
Proceeds from sale of common stock	200,800	500
Payment of deferred financing costs	—	(2,500)
Net cash provided by financing activities	570,864	506,524

Net increase (decrease) in cash and cash equivalents	(43,748)	38,819

Cash and cash equivalents, Beginning	61,472	10,485

Cash and cash equivalents, Ending	$17,724	$49,304

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,800	$1,019
Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Included in issuances of convertible promissory notes for fees	$23,300	$63,500

Common stock issued in settlement of convertible notes and accrued interest	$180,750	$—

See notes to unaudited condensed consolidated financial statements.
5

CABINET GROW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has also not recorded the $607,000 remaining unfunded balance of the Investor Notes issued by CVP to the Company.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on the date that is 30 months after the Closing Date. The Note may be converted at the option of the holder, on the date that is six months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 33,000,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). If the holder funds $1,500,000 and elects to convert the Note into Common Stock, the number of shares issuable upon conversion will be 8,287,500. In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 253,846 shares of common stock. The Company also reduced derivative liabilities for the fair value of the conversion of $70,658 and reclassified the amount to additional paid in capital.

Initially the Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. During the nine months ended September 30, 2015, and prior to the Company becoming a public company received $163,000 in new fundings and recorded a note discount of $179,300 (including $16,300 of OID), to be amortized to interest expense over the life of the loan. The Company became trading as a public company on July 13, 2015, and on that date the Company determined the conversion feature of the Note represented an embedded derivative since the Note was convertible into a variable number of shares upon conversion. Accordingly, on July 13, 2015, the Note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred prior to July 13, 2015, were recorded as a liability on July 13, 2015, on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. Such discount is being amortized from the date of issuance to the maturity date of the Note. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Note resulted in an initial debt discount of $233,500, an initial derivative liability expense of $1,241,340 and initial derivative liability of $1,474,800.

Additionally, from July 13, 2015, through September 30, 2015, the Company received $70,000 in new fundings and increased the Company Note by $84,500 including $7,000 of OID and $7,500 of legal costs. The Company recorded an initial discount against the new fundings in the amount of $84,500 to be amortized into interest expense over the term of the Note.

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of September 30, 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362.

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants issued by the Company. As the detachable warrants issued with the Note do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the warrants are not indexed to the Company’s stock and are to be treated as derivative liabilities.

The warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. Since the Company was not public, an estimated a volatility factor utilizing an average of comparable published volatilities of peer companies was utilized. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The warrants associated with the Note were initially valued and recorded a derivative liability of $577,100 using the Black-Scholes valuation methodology and the Company also recorded an initial derivative liability expense of $77,100 and a discount to the Note of $500,000.

On December 31, 2014, the Company revalued the warrant at $581,373 using the Black- Scholes option pricing model and recorded an additional derivative liability expense of $4,273 for the year ended December 31, 2014. On September 30, 2015, the Company revalued the warrant at $605,238 using the Black- Scholes option pricing model and recorded derivative liability expense of $23,865 for the nine months ended September 30, 2015 and increased the derivative liability on the balance sheet as of September 30, 2015.

A summary of the derivative liability balance as of September 30, 2015 is as follows:

Beginning Balance	$581,373
Initial Derivative Liability	1,768,997
Fair Value Change	(60,604)
Reduction for conversions	(246,448)
Ending Balance	$2,043,318

Derivative liabilities were valued using the Black-Scholes option using the following assumptions:

	December 31, 2014	September 30, 2015
Expected dividends	-0-	-0-
Expected volatility	189%	133% - 166%
Expected term	4.5 years	1.1 - 3.7 years
Risk free interest	1.29%	0.33% - 1.15%
Derivative liability	$581,373	$2,043,318

The Company amortized $182,368 and $463,637 of the Note discount to interest expense for the three and nine months ending September 30, 2015, respectively, and the carrying amount of the Company Note as of September 30, 2015, was $587,615, net of unamortized discounts of $409,685, and as of December 31, 2014, was $357,478, net of the unamortized discount of $376,022.

A summary of the convertible note payable balance as of September 30, 2015 and December 31, 2014 is as follows:

	2015	2014
Beginning balance	$733,500	$-0-
Convertible notes-newly issued	263,800	799,500
Conversion of convertible notes	—	(66,000)
Unamortized discount	(409,685)	(376,022)
Total	$587,615	$357,478

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

The Company issued three convertible promissory notes in August 2015 (the “August 2015 Notes”) in the amounts of $86,250, $11,500 and $46,000, respectively. The Company received proceeds of $75,000, $10,000 and $40,000. The August 2015 Notes mature on the six month anniversary of its issuance date, carries interest at 10% and contained a 10% original issue discount (“OID”). The Company recorded the OID of $18,750 as a discount to the Note, to be amortized to interest expense over the life of the Note. Each of the holders of the August 2015 Notes can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. Accordingly, the Company received a conversion notice from each holder of the August 2015 Notes and issued in the aggregate 718,750 shares of restricted common stock. The company valued and recorded an initial derivative liability of $168,930 using the Black Scholes valuation methodology of which $125,000 was recorded as a discount to the August Notes and the remaining $43,930 was recorded as expense. Upon conversion of the August Notes the Company reclassified $168,930 of the derivative liability to additional paid in capital.

On September 30, 2015, (the “September 2015 Note”) the Company issued a convertible promissory note in the amount of $5,750. The Company received proceeds of $5,750. The September 2015 Note matures on the six month anniversary of its issuance date, carries interest at 10% and contained a 10% original issue discount (“OID”). The holder of the September 2015 Note can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. On September 30, 2015, the Company received a conversion notice from the holder of the September 2015 Note to convert the note amount into 28,750 shares of restricted common stock. As of September 30, 2015, the Company recorded the 28,750 shares of common stock as common stock to be issued. The shares were certificated on October 27, 2015. The company valued and recorded an initial derivative liability of $6,877 using the Black Scholes valuation methodology of which $5,750 was recorded as a discount to the September Note and the remaining $1,127 was recoded as expense. Upon conversion of the September Note the Company reclassified $6,877 of the derivative liability to additional paid in capital.

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

On July 21, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with BMA Securities, LLC (the “Consultant”). Pursuant to the Consulting Agreement, the Consultant, on a non-exclusive basis, will provide consulting services to the Company as a financial advisor for a six month period. The Consulting Agreement automatically renews for successive six month periods unless terminated by either party 60 days prior to the end of the initial successive term. Pursuant to the Consulting Agreement, the Company issued 350,000 shares of restricted common stock on July 16, 2015 for the initial six month term. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock) and recorded $140,000 of stock compensation expense for the nine months ended September 30, 2015.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company’s Registration Statement on Form S-1 with the SEC became effective on December 22, 2014. During the nine months ended September 30, 2015, the Company sold 502,000 shares of common stock and received $200,800.

On April 1, 2015, the Company agreed to issue 75,000 shares of common stock to a consultant. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock). Accordingly, $30,000 is included in stock compensation expense for the nine months ended September 30, 2015.

On April 15, 2015 and May 15, 2015, the Company issued 12,500 shares of stock to Hayden (See Note 7).

On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 253,846 shares of common stock.

On July 21, 2015, the Company issued 350,000 shares of restricted common stock to BMA (see Note 7). The Company valued the shares at $0.40 per share (See Note 7).

On July 21, 2015, 17,500 shares of common stock were issued equal in value to an aggregate of $7,000 per month to two employees as part of their compensation. Accordingly, $7,000 is included in stock compensation expense for the three and nine months ended September 30, 2015, respectively.

On July 24, 2015, the board of directors of the Company approved the granting of 1,323,500 shares of restricted common stock to employees, including 750,000 shares awarded to the Company’s CFO. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock) and has included $529,400 in stock compensation expense for the three and nine months ended September 30, 2015. The board of directors also approved the issuance of common stock equal in value to an aggregate of $7,000 (amended to $6,000) per month to two employees as part of their compensation.

On August 4, 26, and 28, 2015, the Company issued 431,250, 57,500 and 230,000, respectively, of restricted shares of common stock upon the conversion from the holders of the August 2015 Notes. The shares were issued at $0.20 per share.

On August 4, 2015, the Company issued 100,000 restricted shares of common stock to Hayden. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock) and has included $40,000 in stock compensation expense for the three and nine months ended September 30, 2015.

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

WARRANTS

The Company issued a five year warrant (which expires on June 30, 2019) to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of September 30, 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2015 the Company had an accumulated deficit of $5,239,472 and working capital deficit of $2,265,686. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company maintains daily operations and capital needs through the receipts of sales of product and from the proceeds received from the issuance of convertible promissory notes.

Management is developing a plan of action to eliminate the Company’s convertible notes payable that include conversion rights that may convert at a discount to the market price of our common stock. Management plans to become cash flow positive from operations by the end of this fiscal year, therefore eliminating any future cash burn.

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

NOTE 11 – RESTATED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction as a result of the Company not previously measuring and re-measuring the fair value of warrants issued in connection with a convertible promissory note (see Note 4) to CVP to purchase common stock and to correct the per share fair value from $0.20 to $0.40 to reflect the fair value based on the most recent sale price of the Company’s common stock at the time the shares were granted.

The following tables present the effects of the restatement adjustments on the affected line items in the previously reported statement of operations for the three and nine months ended September 30, 2015 and the balance sheet as of June 30, 2015. There was no effect to the net increase in cash and cash equivalents for the nine months ended September 30, 2015, as the increase in the net loss was offset by the decreases in the fair market value change on the warrants issued and the amortization of the discount. The Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. However, the exercise price of the warrant is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the exercise price, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion price less than the exercise price in the warrants. If either of these events should occur, the exercise price is reduced to the lowest price at which these securities were issued or are exercisable. Therefore, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and they are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Operations. All related amounts have been restated as appropriate within these financial statements.

	Three months ended September 30, 2015

		Adjustments
	As reported	9/30/2015	Restated
Salaries and Management fees	$434,608	$264,700	$699,308
Professional fees	$86,835	$131,808	$218,643
Total operating expenses	$726,701	$396,508	$1,123,209

Loss from operations	$(670,862)	$(396,508)	$(1,067,370)

Other income (expense)
Interest expense	$(84,475)	$(268,583)	$(353,058)
Derivative liability expense	$—	$(1,300,908)	$(1,300,908)
Total other expense, net	$(84,090)	$(1,569,491)	$(1,653,581)

Net Loss	$(754,952)	$(1,965,999)	$(2,720,951)

Basic and diluted loss per share	$(0.02)	$(0.06)	$(0.08)

Weighted average number of shares outstanding
Basic and diluted	36,094,306	36,094,306	36,094,306

	Nine months ended September 30, 2015

	As reported	Adjustments	Restated
Salaries and Management fees	$660,262	$264,700	$924,962
Professional fees	$186,010	$131,808	$317,818
Total operating expenses	$1,345,766	$396,508	$1,742,274

Loss from operations	$(1,175,450)	$(396,508)	$(1,571,958)

Other income (expense)
Interest expense	$(343,088)	$(333,448)	$(676,536)
Derivative liability expense	$—	$(1,274,144)	$(1,274,144)
Total other expense, net	$(342,418)	$(1,607,592)	$(1,950,010)

Net Loss	$(1,517,868)	$(2,004,100)	$(3,521,968)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.10)

Weighted average number of shares outstanding
Basic and diluted	34,631,287	34,631,287	34,631,287

	Balance Sheet as of September 30, 2015

	As reported	Adjustments	Restated
Liabilities and Stockholders' Deficit
Derivative liabilities	$—	$2,043,318	$2,043,318
Total current liabilities	$325,974	$2,043,318	$2,369,293

Convertible notes payable	$784,274	$(196,659)	$587,615
Total liabilities	$1,110,248	$1,846,660	$2,956,908

Stockholders' Deficit
Deferred stock compensation	$(55,833)	$55,833	$—
Additional paid-in capital	$2,158,754	$263,494	$2,422,248
Accumulated deficit	$(3,073,485)	$(2,165,987)	$(5,239,472)

Total stockholders' deficit	$(933,576)	$(1,846,660)	$(2,780,236)

	$176,672	$—	$176,672

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

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 were $1,123,209 and $1,742,274, respectively, compared to $333,491 and $1,215,883 for the three and nine months ended September 30, 2014, respectively. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Salaries and management fees	$151,408	$138,807	$370,062	$208,413
Stock compensation expense, management	547,900	37,500	554,900	559,250
Professional fees	29,668	14,231	88,843	32,517
Stock compensation expense, other	188,975	—	228,975	150,000
Advertising and marketing	92,009	59,253	256,247	119,885
Investor relations	36,055	—	51,687	—
Rent	8,502	6,980	25,431	14,855
Merchant processing fees	7,073	2,580	15,280	9,936
Research and development	5,529	9,267	22,667	25,339
Depreciation and amortization	7,239	3,053	21,718	4,072
Other general and administrative	48,851	61,820	106,464	91,616
Total	$1,123,209	$333,491	$1,742,274	$1,215,883

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

Stock compensation expense, management, for the three and nine months ended September 30, 2014, was comprised of:

•	100 shares issued of the Class A Preferred Stock were valued at $428,000 (9 months 2014) based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock,
•	750,000 shares of the 1,500,000 shares of common stock issued to Venture Equity immediately vested and were valued at $75,000 (9 months 2014) based upon the Company’s internal valuation on a discounted cash flow basis.
•	The 750,000 shares issued to Venture Equity that vested on November 15, 2014, have been recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and was amortized monthly from the date of issuance to their vesting date. Accordingly, the Company has expensed $37,500 and $56,250, respectively, for the three and nine months ended September 30, 2014.

Stock compensation expense, management, for the three and nine months ended September 30, 2015 was comprised of:

•	573,500 shares of restricted common stock granted to employees, valued at $0.40 per share, or $229,400.
•	750,000 shares issued to Venture Equity, valued at $0.40 per share, or $300,000.
•	46,250 shares of restricted common stock to be issued to employees as part of compensation, valued at $0.40 per share or $18,500. The shares were issued on October 27, 2015.

Additionally for the nine months ended September 30, 2015, the Company recorded 17,500 shares of restricted common stock issued to employees as part of compensation, valued at $.40 per share or $7,000

Stock compensation expense, other (included in professional fees) was $188,975 and $228,975 for the three and nine months ended September 30, 2015, compared to $150,000 for the nine months ended September 30, 2014. The expense for the three months ended September 30, 2015, was comprised of:

•	75,000 shares of restricted common stock issued to a consultant, valued at $0.40 per share, or $30,000.
•	350,000 shares of restricted common stock issued to BMA, valued at $0.40 per share, or $140,000.
•	25,000 of shares that vested (100,000 shares issued) upon issuance to Hayden, valued at $0.40 per share, or $10,000.
•	20,000 shares of common stock to be issued to Hayden, valued at $0.40 per share, or $8,000. The shares were issued on October 27, 2015.
•	75,000 shares of restricted common stock issued to a consultant, valued at $0.13 per share, or $975.

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

Other Expenses

Other expense for the three and nine months ended September 30, 2015 were $1,653,581 and $1,950,010, respectively, compared to $89,554 and $110,809 for the three and nine months ended September 30, 2014, respectively. Included in other expenses for the three and nine months ended September 30, 2015 was derivative liability expense of $ 1,300,908 and $1,274,144, respectively. Interest expense, other for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Amortization of discount on convertible notes	$331,868	$70,774	$612,867	$85,883
Face value of issued interest, convertible notes	22,988	13,783	60,679	16,725
Amortization of deferred financing costs	(907)	5,143	2,002	6,601
Other	891	352	27,988	1,688
Total	$353,058	$90,052	$676,536	$110,897

Net Loss

Net loss for the three and nine months ended September 30, 2015, increased to $2,720,951 and $3,521,968, respectively, from $390,092 and $1,198,871 for the three and nine months ended September 30, 2014, respectively, as a result of the increases in operating expenses and other expenses for the three and nine months ended September 30, 2015.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, we had cash and cash equivalents of $17,724 compared to $61,472 as of December 31, 2014. At September 30, 2015 we had current liabilities of $2,369,293 compared to current assets of $103,608 which resulted in a negative working capital position of $2,265,685. The current liabilities are comprised principally of accounts payable, accrued expenses, note payable to a stockholder, derivative liabilities and customer deposits.

Operating Activities

We used $610,588 of cash from operating activities for the nine months ending September 30, 2015 compared to $370,382 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, non-cash expenses of $1,274,144 of derivative liability expense, $615,139 of amortization of discounts and fees on convertible notes, $783,875 of stock based compensation expense and $21,718 of depreciation were major factors to adjust net loss to net cash used in operating activities. Changes in non-cash operating assets and liabilities resulted in generating $216,505 for the nine months ended September 30, 2015. The changes were comprised of increases of $169,634 in accounts payable, $38,760 in accounts payable and accrued expenses stockholders, $29,017 in customer deposits, $2,235 in accounts receivable, $575 in inventory and $18,096 in prepaid assets and other.

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

Dated: October 20, 2016	CABINET GROW, INC.

	By:	/s/ Sam May
Sam May
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal accounting officer)