Form 10-K
period 2015-12-31
Cabinet Grow, Inc.
filed 2017-01-12
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015, there was no established public market for the registrant’s voting and non-voting common stock and therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates was not determinable.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of January 3, 2017, was 300,000,000 shares.

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

(b) Financial Information about Segments

The Company currently operates in one reporting segment

(c) Narrative Description of Business

Through December 2015, we assembled and sold cabinet-based horticultural systems. The Company purchased cabinets, as well as lights, filters and fans, from third party suppliers. Upon receipt of an order from a customer, the Company assembled the parts into a “finished horticulture” cabinet for sale. The design and production of our hydroponic and soil grow cabinets make the process of growing in a self-contained cabinet automated and simplified.

On November 24, 2015, the Company announced as a result of a working capital deficiency that the Company has significantly reduced operations, including the layoff of all non-executive employees and has stopped taking new orders from customers.

On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). The Company has agreed to purchase (the “Purchase”) the Membership Interest from the Seller for a purchase price of $180,000.00 pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”).

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”).

Also on December 31, 2015, Quasar entered into a one year lease agreement, whereby the base rent is $1,000 and the tenant is responsible for all operating costs and real estate taxes of the leased property.

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems, and the Company’s current business activity is in the land leasing business.

Employees

As of December 31, 2015, we had no employees.

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

ITEM 1A. RISK FACTORS

Not required for a smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for a smaller reporting company.

ITEM 2. PROPERTIES.

We leased approximately 4,427 square feet of office and manufacturing space in Irvine, California pursuant to a lease that expired on September 30, 2016. Monthly rent was $4,870 and increased to $5,091 on October 1, 2015 for the final 12 months. Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease Company is receiving $5,500 per month through September 30, 2016.

For public reporting purposes and corporate correspondences regarding such, the Company utilizes the office address of a company controlled by our former CFO in West Palm Beach, FL at no charge.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period		High		Low
Fiscal Year 2015
First Quarter (January 1, 2015 – March 31, 2015)	$	N/A	$	N/A
Second Quarter (April 1, 2015 – June 30, 2015)	$	N/A	$	N/A
Third Quarter (July 1, 2015 – September 30, 2015)		$0.40		$1.08
Fourth Quarter (October 1, 2015 – December 31,2015)		$0.01		$0.50

(b) Holders.

The number of record holders of our common stock as of September 30, 2016 is 42.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2015 and 2014. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

The Company’s Registration Statement on Form S-1 with the SEC became effective on December 22, 2014. On December 27, 2014, the Company sold 100,000 shares of common stock and received $40,000. During the year ended December 31, 2015, the Company sold 502,000 shares of common stock and received $200,800.

On April 1, 2015, the Company agreed to issue 75,000 shares of common stock to a consultant. The Company valued the shares at $0.40 per share. Accordingly, $30,000 is included in stock compensation expense for the year ended December 31, 2015.

On April 15, 2015 and May 15 2015, the Company issued 12,500 shares of stock to Hayden.

On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 253,846 shares of common stock.

On July 21, 2015, the Company issued 350,000 shares of restricted common stock to a consultant. The Company valued the shares at $0.40 per share. Accordingly, $140,000 is included in stock compensation expense for the year ended December 31, 2015.

On July 21, 2015, 17,500 shares of common stock were issued equal in value to an aggregate of $7,000 per month to two employees as part of their compensation. Accordingly, $7,000 is included in stock compensation expense for the year ended December 31, 2015.

On July 21, 2015, the Company agreed to issue 75,000 shares of common stock to a consultant. The Company valued the shares at $0.40 per share. Accordingly, $30,000 is included in stock compensation expense for the year ended December 31, 2015.

On July 24, 2015, the board of directors of the Company approved the granting of 1,323,500 shares of restricted common stock to employees, including 750,000 shares awarded to the Company’s CFO at the time. The Company valued the shares at $0.40 per shares and has included $529,400 in stock compensation expense for the year ended December 31, 2015. The board of directors also approved the issuance of common stock equal in value to an aggregate of $7,000 (amended to $6,000) per month to two employees as part of their compensation.

On August 4, 26, and 28, 2015, the Company issued 431,250, 57,500 and 230,000, respectively, of restricted shares of common stock upon the conversion from the holders of the August 2015 Notes. The shares were issued at $0.20 per share.

On August 4, 2015, the Company issued 100,000 restricted shares of common stock to a consultant. The Company valued the shares at $0.40 per share and has included $40,000 in stock compensation expense for the year ended December 31, 2015.

On September 30, 2015, the Company agreed to issue 10,000 restricted shares of common stock to a consultant. The Company valued the shares at $0.40 per share and has included $4,000 in stock compensation expense for the year ended December 31, 2015. The shares were certificated in October 2015.

On October 27, 2015, the Company issued 28,750 shares of restricted common stock upon the conversion of the September 2015 Note.

On October 27, 2015, the Company issued 10,000 restricted shares of common stock to a consultant. The Company valued the shares at $0.25 per share and has included $2,500 in stock compensation expense for the year ended December 31, 2015.

On October 27, 2015, 46,250 shares of common stock were issued equal in value to an aggregate of $18,500 per month to two employees as part of their compensation. Accordingly, $18,500 is included in stock compensation expense for the year ended December 31, 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2015 and 2014.

The independent auditor’s reports on our financial statements for the years ended December 31, 2015 and 2014 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the audited consolidated financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor has raised substantial doubt about our ability to continue as a going concern.

Through December 2015, we assembled and sold cabinet-based horticultural systems. The Company purchased cabinets, as well as lights, filters and fans, from third party suppliers. Upon receipt of an order from a customer, the Company assembled the parts into a “finished horticulture” cabinet for sale. The design and production of our hydroponic and soil grow cabinets make the process of growing in a self-contained cabinet automated and simplified. Our mission is to make hydroponic and soil growing simpler, more efficient and a better value than other products found on the market.

On November 24, 2016, the Company announced as a result of a working capital deficiency the Company has significantly reduced operations, including the layoff of all non-executive employees and has stopped taking new orders from customers.

On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). The Company has agreed to purchase (the “Purchase”) the Membership Interest from the Seller for a purchase price of $180,000.00 pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”).

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”).

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems and began operations in the land leasing business.

Results of Operations

For the year ended December 31, 2015 compared to December 31, 2014

Revenues

Revenues for the year ended December 31, 2015 were $702,602 compared to $603,496 for the year ended December 31, 2014. A summary of the net increase in sales is as follows:

	For the year ended December 31,
	2015			2014
	Units	Dollars	Average	Units	Dollars	Average
Cabinets	308	$615,725	$1,999	267	$490,305	$1,836
Tents	10	26,879	2,688	15	12,335	822
Accessories		98,832			98,333
Service/Freight		67,808			65,207
Discounts and refunds		(106,642)			(62,684)
Total		$702,602			$603,496

Cost of Sales

Cost of sales increased to $515,461 for the year ended December 31, 2015 from $448,103 for the year ended December 31, 2014. We realize a similar gross margin percentage on all of our cabinets. The increase in costs of sales was as a result of increased revenues and was comprised of:

	For the year ended December 31,
Description	2015	2014
Components	$328,250	$225,302
Packaging and freight	89,153	113,409
Labor and benefits	72,954	90,778
Overhead	25,104	18,614
Total	$515,461	$448,103

Operating Expenses

Operating expenses increased to $1,873,960 for the year ended December 31, 2015 from $1,489,884 for the year ended December 31, 2014. The increase in expenses in the current period was as follows:

	For the year ended December 31,
Description	2015	2014
Salaries and management fees	$406,909	$257,919
Stock compensation expense, employees	554,900	578,000
Professional fees	101,083	60,464
Stock compensation expense, other	231,475	150,000
Advertising and marketing	279,700	250,177
Investor relations	56,755	—
Rent	39,637	23,310
Merchant processing fees	29,083	13,416
Research and development	23,780	30,977
Depreciation and amortization	28,958	10,798
Other general and administrative	121,680	111,823
Total	$1,873,960	$1,489,884

Salaries and management fees increased to $406,909 for the year ended December 31, 2015 compared to $257,919 for the year ended December 31, 2014. The increase in the current period is a result of the CEO and COO, effective April 1, 2014, and the hiring of a CFO, effective May 1, 2014, earning $5,000 per month ($8,000 effective May 2015) compared to previously the CEO and COO earning $3,000 per month. Additional staff hiring’s in 2015 had been in sales, marketing and product development.

Stock compensation expense, employees for the year ended December 31, 2015 was comprised of:

  573,500 shares of restricted common stock granted to employees, valued at $0.40 per share, or $229,400.
  750,000 shares issued to Venture Equity, valued at $0.40 per share, or $300,000.
  63,750 shares of restricted common stock issued during the year ended December 31 2015, to employees as part of compensation, valued at $25,500.

Stock compensation expense, employees, for the year ended December 31, 2014, was comprised of:

  100 shares issued of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock,
  750,000 shares of the 1,500,000 shares of common stock issued to Venture Equity immediately vested and were valued at $75,000 based upon the Company’s internal valuation on a discounted cash flow basis.
  The 750,000 shares issued to Venture Equity that vested on November 15, 2014, have been recorded as deferred equity compensation on the balance sheet, at an initial value of $75,000 ($0.10 per share) and was amortized monthly from the date of issuance to their vesting date. Accordingly, the Company has expensed $75,000 for the year ended December 31, 2014.

Stock compensation expense, other (included in professional fees) was $231,475 for the year ended December 31, 2015, compared to $150,000 for the year ended December 31, 2014. The 2015 expense was comprised of:

  75,000 shares of restricted common stock issued to a consultant, valued at $0.40 per share, or $30,000.
  350,000 shares of restricted common stock issued to BMA, valued at $0.40 per share, or $140,000.
  145,000 shares issued to Hayden, valued at $.40 per share, or $58,000.
  10,000 shares of common stock issued to Hayden, valued at $0.25 per share, or $2,500.
  75,000 shares of common stock issued to a consultant. The Company valued the shares at $0.13 per share, or $975.

The 2014 expense is comprised of 1,500,000 shares of the Company’s common stock issued to a consultant for services. The shares are fully vested and non-assessable. The Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

Professional fees of $101,083 were incurred for the year ended December 31, 2015 compared to $60,464 for the year ended December 31, 2014, and is comprised of the following:

	Year ended December 31,
Description	2015	2014
Legal fees	$23,157	$34,688
Accounting fees	18,628	16,715
Consulting fees	59,298	9,061
Total	$101,083	$60,464

Advertising and marketing expensed increased to $279,700 for the year ended December 31, 2015, compared to $250,177 for the year ended December 31, 2014. The increase in the 2015 period is due to an increase in costs predominately in the first quarter of 2015 of a print advertising campaign, online and digital advertising, trade show participation and costs incurred for our website update and enhancements. Also included in the 2015 expense was $31,814 paid to marketing consultants, which the Company is no longer engaging.

Merchant processing fees increased for the year ended December 31, 2015 as a result of increased sales and the fees the Company pays for the processing and collection of credit card sales.

Research and development costs are incurred related to the Company conducting additional studies regarding analyzing the various stages of growth in order to improve the final product as well as the testing developing new components.

General and administrative costs for the year ended December 31, 2015 were $121,680 compared to $111,824 for the year ended December 31, 2014, respectively. The significant increases in the 2015 period is comprised of the following:

	Year ended December 31,
Description	2015	2014
Commissions	$6,878	$3,109
Insurance expense	(2,075)	4,536
Employee benefits	3,712	—
Travel & Entertainment	30,019	36,808
Transfer agent and filing fees	25,420	11,812
Computer and internet expense	13,695	9,192
Utilities	10,710	8,673
Office supplies	7,628	10,475
Warranty expense	—	13,865
Loss on fixed asset disposal	43,022	—
Gain on debt settlements	(37,642)	—
Other general and administrative	20,313	13,353
Total	$121,680	$111,824

Other expenses (income)

Other expenses for the year ended December 31, 2015 were $1,781,463 compared to $346,216 for the year ended December 31, 2014. Included in the year ended December 31, 2015 was other income (consulting) of $6,247. Expenses included in other expenses were $13,650 of consulting expenses not related to our core business the expense for the change in the fair value of derivative liabilities of $648,540 compared to $81,373 for the year ended December 31, 2014. Interest expense, other for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,
Description	2015	2014
Amortization of discounts on convertible notes	$740,980	$123,978
Face value of issued interest, convertible notes	108,849	33,368
Original issue discounts	—	66,000
Beneficial conversion feature	—	26,565
Amortization of deferred financing costs	2,783	9,929
Debt default costs	270,057	—
Other	2,852	5,095
Total	$1,125,521	$264,935

Net Loss

Net loss for the year ended December 31, 2015, was $3,468,283 compared to $1,680,708 for the year ended December 31, 2014, as a result of the increase in revenues and gross profit, offset by the increases in operating expenses and other expenses as described above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2015, we had cash and cash equivalents of $2,287, a decrease of $59,185, from $61,472 as of December 31, 2014. At December 31, 2015, we had current liabilities of $2,926,357 (including derivative liabilities of $1,648,256) compared to current assets of $24,795 which resulted in working capital deficit of $2,901,562. The current liabilities are comprised of accounts payable, accrued expenses, convertible notes payable, note payable, note payable to a stockholder and derivative liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, accordingly, the financial statements included herein have been prepared assuming the Company will continue as a going concern.

Operating Activities

The Company used $636,026 of cash from operating activities for the year ended December 31, 2015 compared to $555,671 for the year ended December 31, 2014. Non-cash expenses for the year ended December 31, 2015, of $786,375 of stock compensation expense, $740,980 of amortization of discounts on convertible notes, $2,783 deferred financing fees, $31,598 write down of inventory, $43,022 write down of property, plant and equipment, $28,958 of depreciation and amortization, $270,057 of debt default costs, and the increase in the fair value of derivative liabilities of $648,540 were major adjusting factors to reconcile the Company’s net loss of $3,468,283 to net cash used in operating activities. Changes in operating assets and liabilities resulted in generating $279,944 for the year ended December 31, 2015. Non-cash expenses for the year ended December 31, 2014, of $81,373 for the change in the fair value of derivative liabilities, $728,000 of stock compensation expense, $123,978 of amortization of discounts on convertible notes, $92,565 of other non-cash interest expense, $9,929 deferred financing fees and $10,798 of depreciation and amortization were major adjusting factors to reconcile the Company’s net loss of $1,680,708 to net cash used in operating activities. Changes in operating assets and liabilities resulted in generating $78,393 for the year ended December 31, 2014.

Investing Activities

Cash used in investing activities was $4,023 for the year ended December 31, 2015, compared to $99,865 for the year ended December 31, 2014. The 2015 activity was comprised of purchase of computers and leasehold improvements and the 2014 activity was comprised of $33,504 of building out the Company’s new leased office and warehouse, $20,120 payment of security deposit, and $46,241 of purchased office and warehouse equipment.

Financing Activities

Cash provided by financing activities was $580,864 for the year ended December 31, 2015, compared to $706,524 for the year ended December 31, 2014. In 2015, $373,750 was provided from the issuance of convertible promissory notes, $200,800 from the sale of common stock and $6,314 for amounts advanced and credit card charges from a stockholder. During the year ended December 31, 2014, the primary sources of cash were the proceeds of $720,000 from the issuance of convertible promissory notes, $40,500 from the sale of shares of common stock and $52,749 for amounts advanced and credit card charges from a stockholder. Payments of $104,324 were made on the credit card advances, and $2,500 of financing costs.

Capital Resources and Recent Financings

As of December 31, 2015, we had a cash balance of $2,287 compared to $61,472 as of December 31, 2014.

During the years ended December 31, 2015 and 2014, Mr. Lee, our COO, loaned us various amounts for working capital purposes. The loan balances were $12,482 and $6,168 as of December 31, 2015 and 2014, respectively.

In May and June 2014, we issued 3 convertible promissory notes, each in the amount of $22,000. We received proceeds of $60,000 in the aggregate. The notes mature on their six month anniversary, bear interest at 10% and contain a 9.1% original issue discount (“OID”). The OID will be amortized over the earlier of the conversion of the note or the maturity date. The holders of the note can convert the principal balance and any accrued interest due under the note at any time from the date of issuance to maturity at a conversion price of $0.20 per share. In December 2014, the Company received conversion notices from the holders of the May and June 2014 Notes and recorded 352,242 shares of common stock to be issued in satisfaction of $66,000 of principal and $4,177 of accrued and unpaid interest at a conversion price of $0.20 per share. The shares were certificated in January 2015.

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

Initially, the Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. The Company became trading as a public Company on July 13, 2015, and on that date the Company determined that the conversion feature of the Note represented an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, on July 13, 2015, the Note was not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

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

On April 29, 2016, CVP sold and transferred all of their ownership and rights under the CVP SPA and Note to The Dove Foundation (“Dove”).

The CVP Note prohibits us from issuing shares of our common stock to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the CVP Note or otherwise would result in the beneficial ownership by holder of more than 9.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage by the holder upon 61 days’ notice to us. On May 17, 2016, the Company received notification that Dove has waived the 9.99% ownership limitation.

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from the current noteholder regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, and added $270,057 to the outstanding balance for the December 2015 default and $344,654 was added to the outstanding balance for the January 2016 default. The lender also increased the base interest rate from 10% to the default interest rate of 22% per annum. Also on July 27, 2016, the holder of the note sent the Company a conversion notice to issue 262,944,662 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due.

We presently have 300,000,000 shares of common stock authorized, of which 37,055,338 shares were issued and outstanding as of December 31, 2015. As of January 3, 2017 the shares of common stock issued and outstanding are 300,000,000.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Based on management’s analysis as of December 31, 2015, the Company recorded a write down of the remaining inventory of $31,598. Inventory of $48,761 as of December 31, 2014, was comprised substantially of parts utilized in the assembly of cabinets.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company’s land, leasehold improvements and property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	2015	2014
Furniture and Equipment	$3,318	$26,937
Land	180,000	—
Manufacturing equipment	826	7,396
Software	2,912	15,830
Leasehold improvements	—	33,503
Accumulated depreciation	(4,373)	(13,026)
Balance	$182,683	$70,640

In December 2015, based upon the Company having ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems, the Company wrote off $43,022 (included in operating expenses for the year ended December 31, 2015) of fixed assets, including $34,849 of leasehold improvements. Depreciation expense of $28,958 was recorded for the year ended December 31, 2015, compared to $10,798 for the year ended December 31, 2014.

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

Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $23,780 for the year ended December 31, 2015 compared to $33,977 for the year ended December 31, 2014.

Advertising

The Company records advertising costs as incurred. For the year ended December 31, 2015 advertising expense was $279,700 compared to $250,177 for the year ended December 31, 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO/CFO has concluded that as of December 31, 2015, the Company’s disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2015 as described below.

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

The names, ages and positions of our officers and directors are set forth below:

Name	Age	Positions Held
Samuel May	35	Chief Executive Officer, Chief Financial Officer and Sole Director

Samuel May, Chief Executive Officer, Chief Financial Officer and Director. Mr. May has served as our CEO and President and as a Director since May 14, 2014, and was President, Chief Financial Officer and a Director of our predecessor California company from April 28, 2014 through May 15, 2014, the date our predecessor California company merged with and into the Company. Since 2008, Mr. May has assisted Mr. Lee in Mr. Lee’s sole proprietorship, Universal Hydro. He has been involved in a variety of companies as a founder and operator since 2000 and in 2004 he co-founded Main Street Lending, a mortgage lender that developed a mortgage loan program designed to leverage a debtor’s home equity to obtain an early exit from Chapter 13 bankruptcy. Mr. May was responsible for lender relations and directed the in-house sales, processing, and escrow teams. Cabinet Grow is Sam’s fourth venture in 14 years.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us for the years ended December 31, 2015 and December 31, 2014 for the officers listed.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Samuel May	2015	$59,576	$—	$—	$—	$59,576
Chief Executive Officer	2014	$53,828	$—	$—	$—	$53,828

Matthew Lee	2015	$51,234	$—	$—	$—	$51,234
Former Chief Operating Officer	2014	$54,151	$—	$—	$—	$54,151

Barry Hollander	2015	$55,650	$—	$—	$—	$39,000
Former Chief Financial Officer	2014	$39,000	$—	$—	$—	$39,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of September, 2016, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of January 3, 2017, there were 300,000,000 shares of our common stock outstanding and 100 shares of our Class A Preferred Stock outstanding.

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

	Common Stock		Class A Preferred Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Samuel May
3322 Nevada Avenue Costa Mesa, CA. 92626	15,000,000	5.0%

The Dove Foundation 4783 Lake Valley Drive Lisle, IL 60532	262,944,662	87.7%	100	100%

All Officers and Directors as a group (1 person)	15,000,000	5.0%

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

During the years ended December 31, 2015 and 2014, The Company’s former COO loaned the Company various amounts for Company expenses. Included in the advances and repayments is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes (see note 6). The Company recorded interest expense of $950 and $898 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 the former COO was owed accrued interest of $3,625 and is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2015, balance sheet.

Management Fees

For the years ended December 31, 2015 and 2014, the Company paid its’ officers and former officers the following amounts:

	2015	2014
Chief Executive Officer (“CEO”)	$59,576	$53,828
Chief Operating Officer (“COO”)	51,234	54,151
Chief Financial Officer (“CFO”)	55,650	39,000
Total	$166,460	$146,979

On May 11, 2015, the Board approved increases to the salaries of each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) from $5,000 per month to $8,000 per month. The increases will only be paid when and if the cash flow of the Company is sufficient. As of December 31, 2015 the Company owed $19,924, $28,266 and $21,850 to the CEO, COO and CFO, respectively, for accrued and unpaid fees, and accordingly $70,040 is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2015, balance sheet. As of August 15, 2016, Mr. May is the CEO, CFO and sole director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPAs P.A. during the years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees	$18,628	$10,820
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$18,628	$10,820

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

		The consolidated financial statements and Report of Independent Registered Public Accounting Firms are included on pages F-1 through F-12.

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.2	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.3	Bylaws of Cabinet Grow, Inc. (California Corporation). (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.4	Articles of Merger and Agreement and Plan of Merger filed with the Nevada Secretary of State on May 16, 2014. (Incorporated herein by reference to Exhibit 3.4 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.5	Bylaws of Cabinet Grow, Inc. (Nevada corporation). (Incorporated herein by reference to Exhibit 3.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 2, 2016.(Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2016).
4.1	Certificate of Designation Class A Preferred Stock. (Incorporated herein by reference to Exhibit 4.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
4.2	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Sam May dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.3	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Matt Lee dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.4	$22,000 Convertible Promissory Note with Gary Gilman. (Incorporated herein by reference to Exhibit 4.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.41	$22,000 Convertible Promissory Note with Sean Cook. (Incorporated herein by reference to Exhibit 4.41 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.42	$22,000 Convertible Promissory Note with Maureen Lee. (Incorporated herein by reference to Exhibit 4.42 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).

4.5	Security Purchase Agreement (“SPA”) Chicago between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Includes Exhibit N). (Incorporated herein by reference to Exhibit 4.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.6	Secured Convertible Promissory Note between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.6 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.7	Pledge Agreement between Sam May and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.7 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.8	Pledge Agreement between Matt Lee and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.8 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.9	Warrant to Purchase Common Stock between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.9 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.10	Amended form of Subscription Agreement. (Incorporated herein by reference to Exhibit 4.10 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.11	Membership Interest Pledge Agreement (Buyer Pledge Agreement). (Incorporated herein by reference to Exhibit 4.11 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.12	Allocation of Purchase Price. (Incorporated herein by reference to Exhibit 4.12 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.13	Secured Buyer Note #2. (Incorporated herein by reference to Exhibit 4.13 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.14	Secured Buyer Note #4. (Incorporated herein by reference to Exhibit 4.14 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.15	Security Agreement. (Incorporated herein by reference to Exhibit 4.15 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.16	Irrevocable Transfer Agent Instructions. (Incorporated herein by reference to Exhibit 4.16 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.17	Secretary’s Certificate. (Incorporated herein by reference to Exhibit 4.17 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.18	Share Issuance Resolution. (Incorporated herein by reference to Exhibit 4.18 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.1	Agreement to Assign Assets between Cabinet Grow, Inc. and Matt Lee dated April 30, 2014. (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.2	Merger Agreement. (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.3	Promissory Note between Cabinet Grow, Inc. and Matt Lee dated April 29, 2014. (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.4	Secured Buyer Note #1. (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.5	Secured Buyer Note #3. (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.6+	Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
10.7+	Form of Stock Option Agreement under the Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).

10.8+	Form of Stock Award Agreement for Restricted Stock under the Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
10.9	Forbearance and Standstill Agreement dated September 10, 2015 by and among Chicago Venture Partners, L.P., Cabinet Grow, Inc., Matt Lee and Sam May (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2015).
10.10	Membership Interest Purchase Agreement, dated as of December 31, 2015, between Cabinet Grow, Inc. and Tonaquint, Inc.(Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2016).
10.11	Secured Promissory Note issued by Cabinet Grow, Inc. to Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2016).
10.12	Membership Interest Pledge Agreement, dated as of December 31, 2015, between Cabinet Grow, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2016).
10.13	Deed of Trust, Security Agreement and Financing Statement, dated as of December 31, 2015, between Cabinet Grow, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2016).
23.1*	Consent of D. Brooks and Associates CPA’s, P.A.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Cabinet Grow, Inc.

By:	/s/ Samuel May
Samuel May
Chief Executive Officer

Date:	January 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel May	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	January 11, 2017

CABINET GROW, INC.

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-2 – F-3
Balance Sheets as of December 31, 2015 and 2014	F-4
Statements of Operations for the years ended December 31, 2015 and 2014	F-5
Statement of Changes in Stockholders Deficit for the years ended December 31, 2015 and 2014	F-6
Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-7
Notes to Financial Statements	F-8 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cabinet Grow, Inc.

We have audited the accompanying consolidated balance sheet of Cabinet Grow, Inc. as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Cabinet Grow, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabinet Grow, Inc. as of December 31, 2015, the results of their operations, and their cash flows, for the years ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 10 to the financial statements, the entity has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
January 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cabinet Grow, Inc.

We have audited the accompanying balance sheet of Cabinet Grow, Inc. as of December 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Cabinet Grow, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Cabinet Grow, Inc.’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabinet Grow, Inc. as of December 31, 2014, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

March 31, 2015, except for Notes 4,8, and 11 as to which the date is July 7, 2016

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

CABINET GROW, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash and cash equivalents	$2,287	$61,472
Accounts receivable, net	1,500	9,280
Inventory	—	48,761
Prepaid assets and other	21,008	8,938
Total current assets	24,795	128,451

Security deposit	$20,120	$20,120
Land and property and equipment, net of accumulated depreciation of $4,373 (2015) and $13,026 (2014)	182,683	70,640
Total assets	$227,598	$219,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$234,635	$112,203
Accounts payable and accrued expenses, stockholder	73,665	14,152
Customer deposits	2,500	—
Note payable, related party	180,000	—
Note payable, stockholder	12,482	6,168
Convertible notes payable, related party, net of discount of $531,187	774,820	—
Convertible notes payable, net of discount of $376,022	—	357,478
Derivative liability	1,648,255	581,373
Total current liabilities	2,926,357	1,071,374

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 37,055,338 (2015) and 33,100,000 (2014) shares issued and outstanding	37,055	33,100
Common stock to be issued, $0.001 par value, 352,242 (2014) shares to be issued	—	352
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	2,449,973	831,890
Accumulated deficit	(5,185,787)	(1,717,505)

Total stockholders' deficit	(2,698,759)	(852,163)

Total liabilities and stockholders' deficit	$227,598	$219,211

See notes to consolidated financial statements.

CABINET GROW, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Sales	$702,602	$603,496
Cost of sales	515,461	448,103
Gross profit	187,141	155,393

Operating Expenses:
Salaries and management fees (including stock compensation of $554,900 and $578,000 for the years ended December 31, 2015 and 2014, respectively)	961,809	835,919
Advertising and marketing	279,700	250,177
Investor relations	56,755	—
Merchant processing fees	29,083	13,416
Professional fees (including stock compensation of $231,475 and $150,000 for the years ended December 31, 2015 and 2014, respectively)	332,558	210,464
Rent	39,637	23,310
Research and development	23,780	33,977
Depreciation and amortization	28,958	10,798
Other general and administrative	121,680	111,824

Total operating expenses	1,873,960	1,489,884

Loss from operations	(1,686,819)	(1,334,492)

Other income (expenses):
Other income	6,247	—
Other expense	(13,650)	—
Interest expense, including related party $950 and $898 for 2015 and 2014 respectively.	(1,125,521)	(264,843)
Derivative liability	(648,540)	(81,373)
Total other expense, net	(1,781,463)	(346,216)

Net loss	$(3,468,283)	$(1,680,708)

Basic and diluted loss per share	$(0.10)	$(0.05)

Weighted average number of common shares outstanding Basic and diluted	35,231,906	31,910,058

See notes to consolidated financial statements.

CABINET GROW, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Common stock to be issued		Preferred stock		Deferred Equity	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	Deficit
Balances January 1, 2014	30,000,000	$30,000	—	$—	—	$—	$—	$(30,000)	$(36,797)	$(36,797)

Common stock issued for services	3,000,000	3,000	—	—	—	—	—	297,000	—	300,000

Preferred stock issued	—	—	—	—	100	—	—	428,100	—	428,100

Beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	26,565	—	26,565

Common stock to be issued for settlement of convertible note and accrued interest	—	—	352,242	352	—	—	—	69,825	—	70,177

Sale of common stock	100,000	100	—	—	—	—	—	40,400	—	40,500

Net loss	—	—	—	—	—	—	—	—	(1,680,708)	(1,680,708)

Balances December 31, 2014	33,100,000	33,100	352,242	352	100	0	0	831,890	(1,717,505)	(852,163)

Sale of common stock	502,000	502	—	—	—	—	—	200,298	—	200,800

Common stock issued for settlement of convertible note and accrued interest	1,411,088	1,411	(352,242)	(352)	—	—	—	470,452	—	471,511

Beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	163,000	—	163,000

Common stock issued for services	655,000	655	—	—	—	—	—	230,820	—	231,475

Common stock issued as part of employee wages	63,750	64	—	—	—	—	—	25,436	—	25,500

Common stock granted to officers and employees	1,323,500	1,324	—	—	—	—	—	528,077	—	529,400

Net loss	—	—	—	—	—	—	—	—	(3,468,283)	(3,468,283)

	37,055,338	$37,055	0	$0	100	$0	$0	$2,449,973	$(5,185,787)	$(2,698,759)

See notes to consolidated financial statements.

CABINET GROW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(3,468,283)	$(1,680,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,958	10,798
Amortization of discounts on convertible notes	740,980	123,978
Non cash interest expense	270,057	92,565
Stock compensation expense	786,375	728,000
Loss on write down of inventory	31,598	—
Loss on write down of property, plant and equipment, net of accumulated depreciation	43,022	—
Amortization of deferred financing fees	2,783	9,929
Fair market value change derivative liability	648,540	81,373
Changes in operating assets and liabilities:
(Increase) decrease in :
Accounts receivable	7,780	(9,280)
Inventory	17,163	(31,348)
Prepaid assets and other	(14,853)	143
Increase (decrease) in :
Accounts payable and accrued expenses	207,839	110,795
Accounts payable and accrued expenses, stockholder	59,515	12,399
Customer deposits	2,500	(4,316)
Net cash used in operating activities	(636,026)	(555,671)

Cash flows from investing activities:
Purchase of computers and software and furniture and fixtures	(2,677)	(46,241)
Payment of security deposit	—	(20,120)
Leasehold improvements	(1,346)	(33,504)
Net cash used in investing activities	(4,023)	(99,865)

Cash flows from financing activities:
Proceeds from issuance of convertible debt (including $233,000 (2015) from related party)	373,750	720,000
Proceeds from sale of Series A preferred stock	—	100
Amounts from advances and credit card charges from stockholder	6,314	52,749
Repayments of advances and credit card charges to stockholder	—	(104,324)
Proceeds from sale of common stock	200,800	40,500
Payment of deferred financing costs	—	(2,500)
Net cash provided by financing activities	580,864	706,524

Net increase (decrease) in cash and cash equivalents	(59,185)	50,988

Cash and cash equivalents, Beginning	61,472	10,485

Cash and cash equivalents, Ending	$2,287	$61,472

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,122	$1,019
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Included in issuances of convertible promissory notes for fees	$26,814	$63,500
Note payable issued for purchase of land from related party	$180,000	$—
Common stock issued in settlement of convertible notes and accrued interest	$471,511	$—
Debt discount for derivatives and beneficial conversion feature	$806,376	$—
Accounts payable paid directly by a related party lender	$35,136	$—

See notes to consolidated financial statements.

CABINET GROW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 - ORGANIZATION

BUSINESS

Cabinet Grow, Inc. (the “Company” or “CG-NV”) began operations in California in 2008, doing business as Universal Hydro (“Hydro”). Prior to April 2014, the Company was a sole proprietorship owned by its’ former chief operating officer and stockholder. On April 28, 2014, the Company registered with the Secretary of State of California as Cabinet Grow, Inc. (CG-CA), and all of the business, assets and liabilities of Hydro were assigned to CG-CA. On May 14, 2014, the Company filed Articles of Incorporation with the Nevada Secretary of State. On May 15, 2014, CG-CA merged with CG-NV, with CG-NV being the surviving entity. All references herein to CG or the Company refer to CG-NV, CG-CA and Hydro.

On November 24, 2015, the Company announced as a result of a working capital deficiency the Company has significantly reduced operations, including the layoff of all non-executive employees and has stopped taking new orders from customers.

On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). The Company has agreed to purchase (the “Purchase”) the Membership Interest from the Seller for a purchase price of $180,000 pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”). Quasar and the Seller are related parties to Chicago Venture Partners, L.P. (“CVP”), the Company’s main lender (See Note 4).

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”).

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems. The Company now operates in the land leasing business.

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

ACCOUNTS RECEIVABLE

Substantially all individuals pay in advance of their product being shipped. During the year ended December 31, 2015, the Company occasionally shipped product with payment terms of 30 to 60 days to retailers. For these shipments, the Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. For the years ended December 31, 2015 and 2014, management’s evaluation did not require any allowance for uncollectible receivables.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Based on management’s analysis as of December 31, 2015, the Company recorded a write down of the remaining inventory of $31,598 (included in cost of sales for the year ended December 31, 2015). Inventory of $48,761 as of December 31, 2014, was comprised of raw materials.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on events and changes in circumstances, during the year ended December 31, 2015, the Company reviewed the carrying amount of leasehold improvements and other equipment and determined that the carrying amount may not be recoverable and accordingly recognized an impairment loss of $43,022 for the year ended December 31, 2015.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's land, property and equipment and leasehold improvements consisted of the following at December 31, 2015 and 2014:

	2015	2014
Furniture and Equipment	$3,318	$26,937
Manufacturing equipment	826	7,396
Software	2,912	15,830
Leasehold improvements	—	33,503
Land	180,000	—
Accumulated depreciation	(4,373)	(13,026)
Balance	$182,683	$70,640

In December 2015, based upon the Company having ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems, the Company wrote off $43,022 (included in operating expenses for the year ended December 31, 2015) of fixed assets, including $34,849 of leasehold improvements. Depreciation expense of $28,958 and $10,798 was recorded during each of the years ended December 31, 2015 and 2014.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the period in which the product is shipped. When the Company has received payment from a customer the amount received is shown as customer deposits until it is shipped and invoiced. As of December 31, 2015, customer deposits were $2,500.

SHIPPING AND HANDLING

Shipping and handling costs billed to customers are recorded in sales. For the years ended December 31, 2015 and 2014, shipping and handling costs billed to customers was $66,918 and $65,207, respectively. Shipping costs incurred by the Company of $60,305 and $73,775 for the years ended December 31, 2015 and 2014, respectively, are recorded in cost of sales.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $23,780 and $33,977 for the years ended December 31, 2015 and 2014, respectively.

ADVERTISING

The Company records advertising costs as incurred. For the years ended December 31, 2015 and 2014, advertising expense was $279,700 and $250,177, respectively.

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

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, note payable and convertible debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The Company’s derivative liability (conversion option and warrant derivative) is valued using the level 3 inputs.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 for each fair value hierarchy level:

December 31, 2015	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,648,255	$1,648,255
December 31, 2014 (Restated)
Level I	$—	$—
Level II	$—	$—
Level III	$581,373	$581,373

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

EARNINGS PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. During the years ended December 31 2015 and 2014, 199,917857 and 9,117,500 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

PURCHASES

During the year ended December 31, 2015 and 2014, the Company made significant purchases from three suppliers as follows:

Supplier	Percent of Purchases 2015	Percent of Purchases 2014	Accounts Payable Balance as of December 31, 2015
A	29%	25%	$3,247
B	20%	18%	$10,410
C	18%	13%	$—

NOTE 4 – CONVERTIBLE NOTES PAYABLE

2014 Convertible Notes

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

2015 Convertible Notes

The Company issued three convertible promissory notes to investors other than CVP, in August 2015 (the “August 2015 Notes”) in the amounts of $86,250, $11,500 and $46,000, respectively. The Company received proceeds of $75,000, $10,000 and $40,000. The August 2015 Notes mature on the six month anniversary of its issuance date, carries interest at 10% and contained a 10% original issue discount (“OID”). The Company recorded the OID of $18,750 as a discount to the Note, to be amortized to interest expense over the life of the Note. Each of the holders of the August 2015 Notes can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. Accordingly, the Company received a conversion notice from each holder of the August 2015 Notes and issued in the aggregate 718,750 shares of restricted common stock. The company valued and recorded an initial derivative liability of $168,930 using the Black Scholes valuation methodology of which $125,000 was recorded as a discount to the August Notes and the remaining $43,930 was recorded as expense. Upon conversion of the August Notes the Company reclassified $168,930 of the derivative liability to additional paid in capital.

On September 30, 2015, (the “September 2015 Note”) the Company issued a convertible promissory note in the amount of $5,750. The Company received proceeds of $5,750. The September 2015 Note matures on the six month anniversary of its issuance date and carries interest at 10%. The holder of the September 2015 Note can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. On September 30, 2015, the Company received a conversion notice from the holder of the September 2015 Note to convert the note amount into 28,750 shares of restricted common stock. The shares were certificated on October 27, 2015. The company valued and recorded an initial derivative liability of $6,877 using the Black Scholes valuation methodology of which $5,750 was recorded as a discount to the September Note and the remaining $1,127 was recoded as expense. Upon conversion of the September Note the Company reclassified $6,877 of the derivative liability to additional paid in capital.

On October 26, 2015, (the “October 2015 Note”) the Company issued a convertible promissory note in the amount of $11,500. The Company received proceeds of $10,000. The October 2015 Note matures on the six month anniversary of its issuance date, carries interest at 10% and contained a 10% OID. The Company recorded the OID of $1,500 as a discount to the Note, to be amortized to interest expense over the life of the Note. The holder of the October 2015 Note can convert the note into shares of common stock at any time from the date of issuance to maturity at $0.20 per share. On October 26, 2015, the Company received a conversion notice from the holder of the October 2015 Note to convert the note amount into 57,500 shares of restricted common stock. The shares were certificated on October 27, 2015. The company valued and recorded an initial derivative liability of $13,773 using the Black Scholes valuation methodology of which, $10,000 was recorded as a discount to the October Note and the remaining $3,773 was recorded as expense. Upon conversion of the October Note the Company reclassified $13,773 of the derivative liability to additional paid in capital.

CHICAGO VENTURE PARTNERS, RELATED PARTY

Convertible Note

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

Date	Funded Amount	OID	Other	Convertible Note Issued
6/11/14	$500,000	$50,000	$7,500	$557,500
10/15/14	62,500	6,250	—	68,750
11/17/14	62,500	6,250	—	68,750
12/19/14	35,000	3,500	—	38,500
Balances 12/31/14	660,000	60,000	7,500	733,500
3/18/15	65,000	6,500	—	71,500
4/14/15	22,500	2,250	—	24,750
4/23/15	25,500	2,550	—	28,050
5/20/15	30,000	3,000	—	33,000
6/22/15	20,000	2,000	—	22,000
9/21/15	45,000	4,500	7,500	57,000
November 2015	28,886	2,889	—	31,775
12/9/15	—	—	270,057	270,057
December 2015	6,250	625	—	6,875
Balances 12/31/15	$928,136	$92,814	$285,057	$1,306,007

The funded amounts in November and December 2015, were made directly to various vendors from CVP. The Company has recorded only the funded amounts and the associated costs as convertible notes payable and has also not recorded the $643,177 remaining balance of the Investor Notes issued by CVP to the Company.

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from the current noteholder regarding the December 2015 installment payment. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,057.

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

Initially, the Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. From January 1, 2015, through July 12, 2015, representing the date prior to the Company becoming a public company, the Company received $163,000 in new funding and increased the Note by $179,300 (including $16,300 of OID) and recorded a discount on the Note in the amount of $179,300, to be amortized to interest expense over the life of the Note The Company became trading as a public Company on July 13, 2015, and on that date the Company determined that the conversion feature of the Note represented an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, on July 13, 2015, the Note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred prior to July 13, 2015, were recorded as a liability on July 13, 2015, on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. Such discount is being amortized from the date of issuance to the maturity date of the Note. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Note resulted in an additional initial debt discount of $233,500 and initial derivative liability of $1,474,840 and an initial derivative liability expense of $1,241,340 was recorded.

Additionally, from July 13, 2015, through the year ended December 31, 2015, the Company received or was the beneficiary of $105,137 in new fundings or direct payments to vendors from CVP and increased the Company Note by $123,151 including $18,014 of OID, to be amortized to interest expense over the life of the Note. The Company recorded an initial derivative liability of $151,535, a discount against the Note in the amount of $98,900, to be amortized into interest expense over the term of the Note and an initial derivative liability expense of $52,635. Lastly, as described above, the Company was in default of the Note and incurred a default penalty of $270,057. The Company recorded an initial discount to reflect the derivative liability associated with the default, in the amount of $205,431. Amortization of the Note discount for the year ended December 31, 2015 was $579,980.

The carrying amount of the Note as of December 31, 2015 and 2014, was $774,820 and $357,478, respectively, net of unamortized discounts of $531,187 and $376,022, respectively.

As security for the Note, the Company’s CEO and COO each pledged to CVP their 50 shares of Class A Preferred Stock (see Note 8). The pledge expired upon the shares of common stock of the Company being publicly traded and listed or designated for quotation on any of The New York Stock Exchange, NYSE Amex, the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market, the OTC Bulletin Board, the OTCQX, or the OTCQB.

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

A summary of the convertible note payable balance as of December 31, 2015 and 2014 is as follows:

	2015	2014
Beginning balance	$733,500	$-0-
Convertible notes-newly issued	463,450	799,500
Debt default penalty	270,057	—
Conversion of convertible notes	(161,000)	(66,000)
Unamortized discount	(531,187)	(376,022)
Total	$774,820	$357,478

WARRANT

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of December 31, 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362.

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

The warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. Since the Company was not public, an estimated a volatility factor utilizing an average of comparable published volatilities of peer companies was utilized. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The warrants associated with the Note were initially valued and recorded a derivative liability of $577,100 using the Black-Scholes valuation methodology and the Company also recorded an initial derivative liability expense of $77,100 and a discount to the Note of $500,000. Amortization of the warrant discount for the years ended December 31, 2015 and 2014, was $376,022 and $123,968, respectively.

On December 31, 2014, the Company revalued the warrant at $581,373 using the Black- Scholes option pricing model and recorded an additional derivative liability expense of $4,273 for the year ended December 31, 2014. On December 31, 2015, the Company revalued the warrant at $13,700 using the Black- Scholes option pricing model and recorded a credit to derivative liability expense of $567,673 for the year ended December 31, 2015 and reduced the derivative liability on the balance sheet as of December 31, 2015.

NOTE 5 – DERIVATIVE LIABILITIES

A summary of the convertible note and derivative activity for the year ended December 31, 2015, is as follows:

							Derivative liability expense
	Initial Fair Value	Change in Fair Value	Conversions	Other day 1 discounts	Initial Note discount	Amortization	Initial expense	Fair Value Change
CVP Warrant		(567,673)				(376,022)		(567,673)

CVP 1/1-7/13				16,300	163,000	(79,745)	0
CVP 7/3/15	1,474,840	(300,144)		—	233,500	(81,989)	1,241,340	(300,144)
CVP 7/13-12/31	151,535	63,051	(70,659)	18,014	98,900	(28,852)	52,635	63,051
CVP Default	205,431	110,501			205,431	(13,371)	0	110,501
Aug Note	175,807		(175,807)	18,750	10,750	(149,500)	45,057	—
Sept Note	6,877		(6,877)	—	5,750	(5,750)	1,127	—
Oct Note	13,773		(13,773)	1,500	10,000	(11,500)	3,773	—

	2,021,387	(694,265)	(260,240)	54,564	806,376	(707,925)	1,378,058	(694,265)

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of December 31, 2015 is as follows:

Beginning Balance	$581,373
Initial Derivative Liability	2,021,387
Fair Value Change	(694,265)
Reduction for conversions	(260,240)
Ending Balance	$1,648,255

The fair value on July 13, 2015 (the going public date) and the commitment dates for the Note fundings from July 13, 2015 through December 31, 2015, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	94%-554%	519%
Expected term	.88-1.35 years	.88 years
Risk free interest	.38%-.59%	.56%

Since the Company did not have a sufficient trading history, an estimated a volatility factor utilizing an average of comparable published volatilities of peer companies was utilized.

NOTE 6 – RELATED PARTY TRANSACTIONS

NOTE PAYABLE, STOCKHOLDER

For the years ended December 31, 2015 and 2014, a stockholder loaned the Company various amounts for Company expenses. Included in the advances and repayments that follow is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes. The terms of the note include an interest rate of 15% per annum and monthly payments beginning May 15, 2014 of $1,500 through March 15, 2015 and the balance due in a balloon payment on or before April 15, 2015. Interest expense of $950 and $898 was recorded for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, accrued and unpaid interest of $3,625 is included in accounts payable and accrued liabilities, stockholders. The activity for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Beginning balance	$6,168	$57,744
Advances	6,314	52,748
Payments	—	(104,324)
Ending balance	$12,482	$6,168

NOTE PAYABLE, RELATED PARTY

On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., (“Tonaquint”) a Utah corporation (“Seller”). Tonaquint is a related party to CVP as the same person is the control person of both Tonaquint and CVP. The Company has agreed to purchase (the “Purchase”) the Membership Interest from the Seller for a purchase price of $180,000 pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”).

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”).

Also on December 31, 2015, Quasar entered into a one year lease of the property to Miller Fabrication, LLC (“Miller”). Miller is controlled by the same individual as Tonaquint and CVP.

The Company accounted for the transaction as an asset acquisition since it did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

OTHER RELATED PARTY MATTERS

For the years ended December 31, 2015 and 2014, the Company paid its’ officers and former the following amounts:

	2015	2014
Chief Executive Officer (“CEO”)	$59,576	$53,828
Chief Operating Officer (“COO”)	51,234	54,151
Chief Financial Officer (“CFO”)	55,650	39,000
Total	$166,460	$146,979

As of December 31, 2015 the Company owed $19,924, $28,266 and $21,850 to the CEO, former COO and former CFO, respectively, for accrued and unpaid fees, and accordingly $70,040 is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2015, balance sheet. Currently, Mr. May is the sole officer.

On May 14, 2014, effective as of May 1, 2014, the Board authorized the Company to engage the services of Venture Equity, LLC (“Venture Equity”). Mr. Barry Hollander, the sole member of Venture Equity, was also named the Company’s Chief Financial Officer. The Company has agreed to compensate Venture Equity $5,000 per month and issued 1,500,000 shares of the Company’s common stock, 750,000 shares of common stock immediately vested and 750,000 shares of common stock vested on November 15, 2014. The Company recorded an expense of $150,000, included in salaries and management fees for the year ended December 31, 2014, ($0.10 per share), based upon the Company’s internal valuation on a discounted cash flow basis.

On May 7, 2015, the Board approved increases to the salaries of each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) from $5,000 per month to $8,000 per month. The increases will only be paid when and if the cash flow of the Company is sufficient.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Beginning January 1, 2011, the Company (through its then COO) leased approximately 1,850 square feet of office and manufacturing space in an industrial complex in Irvine California. The initial lease term expired July 31, 2012. Since that date through July 2014 the Company was on a month to month basis of $2,138. Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in the same industrial complex. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company is straight lining the 24 months costs over the 26 month term of the lease. Rent expense was $60,404 and $38,850 for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the company allocated $20,767 and $15,540, respectively, of rent expense to cost of goods sold for the space utilized in manufacturing and $39,637 and $23,310 is included in general and administrative expenses for the years ended December 31, 2015 and 2014, respectively.

Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease Company is receiving $5,500 per month through September 30, 2016.

Effective April 15, 2015, the Company entered into a two month Investor Relations Consulting Agreement (the “Agreement”) with Hayden IR (“Hayden”). Pursuant to the Agreement, on April 15, 2015, the Company issued 12,500 shares of common stock and 12,500 additional shares of common stock were issued on May 15, 2015. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock) and has included $10,000 in stock compensation expense for the year ended December 31, 2015.

On August 3, 2015, the Board of Directors of the Company authorized the engagement of Hayden effective August 1, 2015 (the “Effective Date”), for a twelve month period. Pursuant to the Agreement, the Company has agreed to, include among other matters, the issuance of 100,000 restricted shares of common stock to vest over the term of the Agreement as follows, 25,000 upon execution of the Agreement 50,000 shares on the 90th day from the Effective Date and 25,000 shares on the 180th day from the Effective Date of the Agreement, subject to the Agreement being in effect as of each applicable vesting date. Hayden shall not have registration rights, and the shares may be sold subject to Rule 144. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock) and has included $40,000 in stock compensation expense for the year ended December 31, 2015. Additionally Hayden will be compensated $6,000 per month, which can be paid at the Company’s discretion in cash, or by the issuance of 10,000 shares of restricted common stock and $2,000 cash. Accordingly, the Company issued 30,000 shares of common stock, certificated on October 27, 2015 and has included $10,500 in stock compensation expense for the year ended December 31, 2015.

On July 21, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with BMA Securities, LLC (the “Consultant”). Pursuant to the Consulting Agreement, the Consultant, on a non-exclusive basis, will provide consulting services to the Company as a financial advisor for a six month period. The Consulting Agreement automatically renews for successive six month periods unless terminated by either party 60 days prior to the end of the initial successive term. Pursuant to the Consulting Agreement, the Company issued 350,000 shares of restricted common stock on July 16, 2015 for the initial six month term. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock) and recorded $140,000 of stock compensation expense for the year ended December 31, 2015.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On May 14, 2014, the Board of Directors (the “Board”) authorized the Company to enter into a consulting agreement with Makena Investment Advisors, LLC (“Makena”). Pursuant to the agreement, Makena will assist the Company in advisory services and registration statement preparation related to being a public company. Pursuant to the filing of the S-1, the Company has issued Makena 1,500,000 shares of the Company’s common stock for the services. The share are fully vested and non-assessable. For the year ended December 31, 2014, the Company recorded an expense of $150,000 ($0.10 per share) for the issuance, based upon the Company’s internal valuation on a discounted cash flow basis.

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

The Company’s Registration Statement on Form S-1 with the SEC became effective on December 22, 2014. On December 27, 2014, the Company sold 100,000 shares of common stock and received $40,000. During the year ended December 31, 2015, the Company sold 502,000 shares of common stock and received $200,800.

On July 24, 2015, the Company agreed to issue 75,000 shares of common stock to a consultant. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock). Accordingly, $30,000 is included in stock compensation expense for the year ended December 31, 2015.

During the year ended December 31, 2015, the Company issued 155,000 shares of stock to Hayden (See Note 7).

On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 253,846 shares of common stock.

On July 21, 2015, the Company issued 350,000 shares of restricted common stock to BMA (see Note 7).

On July 21, 2015, 17,500 shares of common stock were issued equal in value to an aggregate of $7,000 per month to two employees as part of their compensation. Accordingly, $7,000 is included in stock compensation expense for the year ended December 31, 2015.

On July 21, 2015, the Company agreed to issue 75,000 shares of common stock to a consultant. The Company valued the shares at $0.013 per share. Accordingly, $975 is included in stock compensation expense for the year ended December 31, 2015.

On July 24, 2015, the board of directors of the Company approved the granting of 1,323,500 shares of restricted common stock to employees, including 750,000 shares awarded to the Company’s CFO. The Company valued the shares at $0.40 per share (based on the most recent sale price of the Company’s common stock) and has included $529,400 in stock compensation expense for the year ended December 31, 2015.

On August 4, 26, and 28, 2015, the Company issued 431,250, 57,500 and 230,000, respectively, of restricted shares of common stock upon the conversion from the holders of the August 2015 Notes of $143,750. The shares were issued at $0.20 per share.

On October 27, 2015, the Company issued 28,750 shares of restricted common stock upon the conversion of the September 2015 Note of $5,750, and 57,500 shares of restricted common stock upon the conversion of the October 2015 Note of $11,500.

On October 27, 2015, 46,250 shares of common stock were issued equal in value to an aggregate of $18,500 to two employees as part of their compensation. Accordingly, $18,500 is included in stock compensation expense for the year ended December 31, 2015.

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

WARRANTS

The Company issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of December 31, 2015 and 2014, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362 and 1,500,000, respectively.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2015 and 2014.Differences between the statutory rate and the effective rate I primarily due to the full valuation allowance on the deferred tax assets.

As of December 31, 2015, the Company had a tax net operating loss carry forward of approximately $2,707,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2015 and 2014 the Company had an accumulated deficit of $5,185,787 and $1,717,505 and as of December 31, 2015, a working capital deficit of $2,901,562. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

As a result of a working capital deficiency the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems operations, including the layoff of all non-executive employees and has stopped taking new orders from customers. Management of the Company is exploring various alternatives, however, no agreements have been reached, other than on December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). The Company has agreed to purchase the Membership Interest from the Seller for a purchase price of $180,000.00 pursuant to the terms of a Membership Interest Purchase Agreement. The Company now operates in the land leasing business.

NOTE 11 – SUBSEQUENT EVENTS

On March 18, 2016, the Board of Directors (the “Board”) of the Company, acting pursuant to a Majority Consent of Stockholders, approved an amendment to the Articles of Incorporation (the “Amended and Restated Articles”) to among other matters, clarify that of the 310,000,000 shares of authorized capital stock of the Company, 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, and to clarify that of the 10,000,000 shares of preferred stock, 100 have been designated as Class A Preferred Stock. Additionally, the Board has the authority to create and designate the rights and preferences of, additional series of preferred stock, without further stockholder approval. The Board also approved a resolution giving the Board the authority to effect between a 1:10 and a 1:250 consolidation of the outstanding common stock at any time before December 31, 2016, and to leave the authorized shares of common stock unchanged at 300,000,000. On May 2, 2016, the Company filed the Amended and Restated Articles with the Nevada Secretary of State. On December 30, 2016, the Board authorized a consolidation, whereby every 250 shares of the Company’s common stock would be consolidated into 1 share. The consolidation will become effective upon approval from the required regulatory authorities.

On April 29, 2016, CVP and Tonaquint sold and transferred all of their ownership and rights under the CVP SPA and Note and the Tonaquint SPA and related Purchase documents to The Dove Foundation (“Dove”).

On May 17, 2016, the Company received notification that Dove has waived the 9.99% ownership limitation contained in the CVP Note, thereby creating a potential change in control of the Company.

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from the current noteholder regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, and added $270,057 to the outstanding balance for the December 2015 default and $344,654 was added to the outstanding balance for the January 2016 default. The lender also increased the base interest rate from 10% to the default interest rate of 22% per annum. Also on July 27, 2016, the holder of the note sent the Company a conversion notice to issue 262,944,662 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due.

On August 5, 2016, in two private transactions, Dove purchased in the aggregate, 100 shares of Class A Preferred Stock from two shareholders (50 shares each), representing 100% of the issued and outstanding Class A Preferred Stock.

In accordance with ASC 855-10 the Company has analyzed its’ operations subsequent to December 31, 2015, to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the events described above.

