Form 10-Q
period 2016-03-31
Cabinet Grow, Inc.
filed 2017-01-13
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of January 12, 2017, was 300,000,000 shares.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects

CABINET GROW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS

Current Assets:
Rent receivable, related party	$3,000	$—
Assets of discontinued operations	33,802	44,915
Total current assets	36,802	44,915

Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $4,631 (2016) and $4,373 (2015)	182,425	182,683
Total assets	$219,227	$227,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$145,752	$131,546
Accounts payable and accrued expenses, stockholders	20,221	25,475
Note payable, related party	180,000	180,000
Convertible notes payable, related party, net of discount of $644,512 (2016) and $531,187 (2015)	1,062,472	774,820
Derivative liability	2,575,430	1,648,255
Liabilities of discontinued operations	179,649	166,260
Total current liabilities	4,163,524	2,926,357

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 37,055,038 shares issued and outstanding	37,055	37,055
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	2,449,973	2,449,973
Accumulated deficit	(6,431,325)	(5,185,787)

Total stockholders' deficit	(3,944,297)	(2,698,759)

	$219,227	$227,598

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues, related party	$3,000	$—

Operating Expenses:
Professional fees	20,530	32,825
General and administrative	5,993	15,679
Depreciation and amortization	259	—
Gain on debt payments	(29,382)	—

Total operating expenses	(2,599)	48,504

Income (loss) from operations	5,599	(48,504)

Other income (expenses):
Derivative liability	(611,902)	21,219
Interest expense	(614,312)	(124,651)
Total other expense, net	(1,226,214)	(103,432)

Net loss from continuing operations	(1,220,615)	(151,936)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(24,922)	(247,825)

Net Loss	$(1,245,537)	$(399,761)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.00)
Discontinued operations	$(0.00)	$(0.01)

	$(0.03)	$(0.01)
Weighted average number of common shares outstanding
Basic and diluted	37,055,338	33,819,359

CABINET GROW, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,245,537)	$(399,761)
Net loss from discontinued operation	24,922	247,825
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on convertible debt reduction	(28,195)	—
Amortization of discounts on convertible notes	236,854	97,908
Change in fair value of derivative liabilities	611,902	(21,219)
Amortization of deferred financing fees	1,018	1,762
Changes in operating assets and liabilities:
Increase in:
Rent receivable, related party	(3,000)	—
Net cash used in operating activities- continuing operations	(402,036)	(73,485)
Net cash provided by (used in) operating activities- discontinued operations	417,249	(229,767)
Net cash provided by (used in) operating activities	15,213	(303,252)

Cash flows from investing activities:
Net cash used in investing activities- continuing operations	—	—
Net cash used in investing activities- discontinued operations	—	(4,023)
Net cash used in investing activities	—	(4,023)

Cash flows from financing activities:
Proceeds from sale of common stock	—	200,800
Net cash provided by financing activities- continuing operations	—	200,800
Net cash provided by (used in) financing activities- discontinued operations	(17,500)	70,447
Net cash provided by (used in) financing activities	(17,500)	271,247

Net decrease in cash and cash equivalents	(2,287)	(36,028)
Cash and cash equivalents, beginning	2,287	61,472

Cash and cash equivalents, ending	$(0)	$25,444

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$606

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$6,711	$—

Accounts payable paid directly by related party lender	$67,112	$—

Debt discount for derivatives	$350,180	$—

CABINET GROW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

On November 24, 2016, the Company announced as a result of a working capital deficiency the Company has significantly reduced its’ cabinet making operations, including the layoff of all non-executive employees and has stopped taking new orders from customers.

On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). Quasar and the Seller are related parties to Chicago Venture Partners, L.P. (“CVP”), and the Company’s main lender (See Note 3). The Company has agreed to purchase (the “Purchase”) the Membership Interest from the Seller for a purchase price of $180,000 pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”).

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”). Quasar’s sole asset is a certain parcel of real property located in Midland Texas (the “Quasar Property”).

Also on December 31, 2015, the Company entered into a one year lease agreement with a related party tenant for the Quasar Property. Pursuant to the agreement, the tenant will pay $1,000 per month and the tenant is responsible for all operating costs of the Quasar Property including real estate taxes.

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three months ended March 31, 2016 and 2015) and began operations in the land leasing business.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2015 on Form 10-K. Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

DISCONTINUED OPERATIONS

On December 31, 2015, the Company’s Board of Directors approved the purchase of certain real property as described in Note 1. As a result of the purchase, the Company’s prior business operations have been (re)classified as discontinued operations on a retrospective basis for all periods presented herein.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Substantially all individuals pay in advance of their product being shipped. During the year ended December 31, 2015, the Company occasionally shipped product with payment terms of 30 to 60 days to retailers. For these shipments, the Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. For the three months ended March 31, 2016, and for the year ended December 31, 2015, management’s evaluation did not require any allowance for uncollectible receivables.

INVENTORY

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. Based on management’s analysis as of December 31, 2015, the Company recorded a write down of inventory of $31,598.

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Furniture and Equipment	$3,318	$3,318
Manufacturing equipment	826	826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(4,631)	(4,373)
Balance	$182,425	$182,683

Depreciation expense of $258 and $7,239 (included in loss of discontinued operations) was recorded for the three months ended March 31, 2016 and 2015, respectively.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property during the month the tenant is responsible for payment. Revenues from the sale of cabinets for the periods ending March 31, 2016 and 2015 are included in net loss from discontinued operations.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 for each fair value hierarchy level:

March 31, 2016	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,575,430	$2,575,430
December 31, 2015
Level I	$—	$—
Level II	$—	$—
Level III	$1,648,255	$1,648,255

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. During the three months ended March 31 2016 and 2015, 245,566,589 and 10,025,000 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

CHICAGO VENTURE PARTNERS, RELATED PARTY

On June 3, 2014, the Board authorized the Company to enter into a Securities Purchase Agreement (“SPA”) with Chicago Venture Partners, L.P. (“CVP”). Pursuant to the SPA, the Company agreed to issue to CVP a Secured Convertible Promissory Note in the principal amount of $1,657,500 (the “Note”).

On June 6, 2014, the Company executed the SPA with CVP, for the sale of the Company Note in the principal amount of up to $1,657,500 (which included CVP’s legal expenses in the amount of $7,500 and a $150,000 OID) for $1,500,000, consisting of $500,000 paid in cash on June 11, 2014 (the “Closing Date”), two $250,000 secured promissory notes and two $250,000 promissory notes (the “Investor Notes”), aggregating $1,000,000, bearing interest at the rate of 10% per annum. The Investor Notes are due 30 months from the Closing Date and may be prepaid, without penalty. Advances received, OID charged, other costs incurred and payments to CVP in 2016 are as follows:

Date	Funded Amount	OID	Other	Payments	Convertible Note Balance
Balances 12/31/15	928,136	92,814	285,057	—	1,306,007
1/11/16	13,883	1,388	344,654	—	359,925
1/25/16	6,000	600	—	—	6,600
1/26/16	5,228	523	—	—	5,751
2/3/16	14,228	1,423	—	—	15,651
2/12/16	9,500	950	—	—	10,450
2/16/16	—	—	—	12,000	(12,000)
2/26/16	6,245	625	—	—	49,500
3/2/16	673	67	—	—	740
3/22/16	3,570	357	—	—	3,927
3/28/16	—	—	—	5,500	(5,500)
3/31/16	220	22	—	—	242
Balances 3/31/16	$995,249	$99,525	$629,711	$17,500	$1,706,984

The funded amounts for the three months ended March 31, 2016, were made directly to various vendors from CVP. The Company has also not recorded the remaining balance of the Investor Notes issued by CVP to the Company.

As security for the Note, the Company’s CEO and former COO each pledged to CVP their 50 shares of Class A Preferred Stock (see Note 8). On August 5, 2016, The Dove Foundation acquired all of the Class A Preferred Stock.

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

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from the current noteholder regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,056 for the December default (included in the December 31, 2015, balances) and $344,654 for the January default. The Lender also increased the interest rate to 22% per annum pursuant to the default.

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

Initially, the Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. During the year ended December 31, 2015, and prior to the Company becoming a public company, the Company received $163,000 in new funding and recorded a BCF expense in the amount of $163,000. The Company began trading as a public Company on July 13, 2015, and on that date the Company determined that the conversion feature of the Note represented an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, on July 13, 2015, the Note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred prior to July 13, 2015, were recorded as a liability on July 13, 2015, on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. Such discount is being amortized from the date of issuance to the maturity date of the Note. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the convertible note payable balance as of March 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Beginning balance	$1,306,007	$733,500
Convertible notes-newly issued	73,823	463,450
Debt default penalty	344,654	270,057
Conversion/payments of convertible notes	(17,500)	(161,000)
Unamortized discount	(644,512)	(531,187)
Total	$1,062,472	$774,820

WARRANT

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of March 31, 2016, and December 31, 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362.

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

On March 31, 2016, the Company revalued the warrant at $15,876 using the Black- Scholes option pricing model and recorded derivative liability expense of $15,876 for the three months ended March 31, 2016 and increased the derivative liability by $2,176 on the balance sheet as of March 31, 2016.

NOTE 4 – NOTE DISCOUNTS AND DERIVATIVE LIABLITIES

A summary of the note discount balances as of March 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Beginning balance	$531,187	$376,022
Initial note discounts	350,180	896,145
Amortization	(236,855)	(579,980)
Reduction for conversions	—	(161,000)
Total	$644,512	$531,187

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of March 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Beginning balance	$1,648,255	$581,373
Initial derivative liability	364,147	2,021,387
Fair value change	591,223	(694,265)
Reduction for debt payments/conversions	(28,195)	(206,240)
Total	$2,575,430	$1,648,255

The fair value on the commitment dates for the Note fundings from January 1, 2016 through March 31, 2016, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	138%-205%	198%
Expected term	.62-84 years	.62 years
Risk free interest	.39%-.58%	.43%

Since the Company did not have a sufficient trading history, an estimated a volatility factor utilizing an average of comparable published volatilities of peer companies was utilized.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2016 and 2015, the Company paid its’ officers and former officers the following amounts:

	2016	2015
Chief Executive Officer (“CEO”)	$—	$15,000
Chief Operating Officer (“COO”)	—	15,000
Chief Financial Officer (“CFO”)	—	15,000
Total	$—	$45,000

As of March 31, 2016 the Company owed $14,424, $26,638 and $16,350 to the CEO, former COO and former CFO, respectively, for accrued and unpaid fees, and accordingly $57,412 is included in accounts payable and accrued liabilities, stockholders, on the March 31, 2016, balance sheet. Currently, Mr. May is the sole officer

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $246 and $229 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the former COO was owed accrued interest of $3,871 and $3,625, respectively, which is included in accounts payable and accrued liabilities, stockholders, on the balance sheets presented herein. As of March 31, 2016 and December 31, 2015, the loan balance was $12,482.

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

Also on December 31, 2015, Quasar entered into a one year lease of the property to Miller Fabrication, LLC (“Miller”). Miller is controlled by the same individual as Tonaquint and CVP, and therefore is a related party to the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in an industrial complex in Irvine California. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company was straight lining the 24 months costs over the 26 month term of the lease through December 31, 2015, and during the three months ended March 31, 2016, the Company realized as an expense the remainder of the lease and recorded a liability (included in liabilities of discontinued operations). Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease CVP is receiving $5,500 per month through September 30, 2016 from the sub-tenant. For the three months ended March 31, 2016, the Company received $11,000 under the terms of the sublease. The Company reduced the CVP convertible note for the proceeds and reduced rent expense. Net rent expense was $33,502 and $14,106 for the three months ended March 31, 2016 and 2015, respectively, and is included in loss from discontinued operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On March 18, 2016, the Board of Directors of the Company, acting pursuant to a Majority Consent of Stockholders, approved an amendment to the Articles of Incorporation (the “Amended and Restated Articles”) to among other matters, clarify that of the 310,000,000 shares of authorized capital stock of the Company, 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, and to clarify that of the 10,000,000 shares of preferred stock, 100 have been designated as Class A Preferred Stock. Additionally, the Board has the authority to create and designate the rights and preferences of, additional series of preferred stock, without further stockholder approval. The Board also approved a resolution giving the Board the authority to effect between a 1:10 and a 1:250 consolidation of the outstanding common stock at any time before December 31, 2016, and to leave the authorized shares of common stock unchanged at 300,000,000. On May 2, 2016, the Company filed the Amended and Restated Articles with the Nevada Secretary of State. As of the date of this report, the Board had not authorized any consolidation.

CLASS A PREFERRED STOCK

On June 3, 2014, the Company’s Board of Directors adopted and approved the Class A Preferred Stock Certificate of Designation, establishing the terms, conditions and relative rights of the Class A Preferred Stock, including that the holders of the Class A Preferred Stock (the “Class A Holders”) shall have limited voting rights and powers compared to the voting rights and powers of holders of Common Stock and other series of Preferred Stock. The Class A Holders shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, but only with respect to the following matters (collectively, the “Class A Voting Matters”): (i) the appointment and/or removal of any member of the Company’s board of directors, (ii) any matter related to or transaction (or series of transactions) pursuant to which the Company would sell or license all or substantially all of its assets or the stockholders of the Company would sell all or substantially all of their shares of the Company’s stock or where the Company would merge with or into any other entity, (iii) causing the Company to register its Common Stock for trading pursuant to the Securities Exchange Act of 1934, as amended, including by filing a Registration Statement on Form S-1 with the Securities Exchange Commission and filing and obtaining FINRA approval of a Form 15c2-11, and (iv) with respect to any matter involving a transaction whereby the Company will become part of or merge into an existing public company. For so long as Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Class A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on only Class A Preferred Voting Matters regardless of the actual number of shares of Class A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power for any Class A Preferred Voting Matter. The Board also approved the issuance of 50 shares each of the Class A Preferred Stock to the Company’s Chief Executive Officer and Chief Operating Officer. The issued shares of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock.

WARRANTS

In June 2014, the Company issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of March 31, 2016, and December 31, 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2015, the Company’s board of directors approved the purchase of certain real property and completed the purchase on December 31, 2015. In January 2016, the Company ceased its’ prior business activity of marketing, manufacturing and selling horticulture cabinets.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of March 31, 2016, and December 31, 2015. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three month periods ended March 31, 2016, and 2015 are summarized below:

	2016	2015

Sales	$7,350	$152,798
Cost of goods sold	—	105,892
Gross margin	7,350	46,906
Operating expenses:
Salaries and management fees	—	81,824
Depreciation and amortization	—	7,239
Selling, advertising and marketing	—	133,427
Rent	33,502	8,464
General and administrative	2,849	32,077
Professional fees	—	31,700
Other	(4,079)	—
Total operating expenses	32,272	294,731
Loss from discontinued operations net of income taxes	$(24,922)	$(247,825)

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the consolidated balance sheets at March 31, 2016 and December 31, 2015:

	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations
Current assets:
Cash and cash equivalents	$—	$2,287
Accounts receivable, net	—	1,500
Prepaid expenses and other current assets	33,802	41,128
Total current assets included in the assets of discontinued operations	33,802	$44,915

Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$129,977	$103,088
Accounts payable and accrued expenses, stockholders	37,190	48,190
Customer deposits	—	2,500
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$179,649	$166,260

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2016 and December 31, 2015, the Company had an accumulated deficit of $6,431,325 and $5,185,787 and as of March 31, 2016, a working capital deficit of $4,126,722. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

As a result of a working capital deficiency the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems operations. On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). Quasar (prior to the purchase) and Tonaquint are related parties to CVP, the Company’s main lender. The Company has agreed to purchase the Membership Interest from the Seller for a purchase price of $180,000 pursuant to the terms of a Membership Interest Purchase Agreement. The Company now operates in the land leasing business.

NOTE 10 – SUBSEQUENT EVENTS

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

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from the current noteholder regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, and added $270,056 to the outstanding balance for the December 2015 default and $344,654 was added to the outstanding balance for the January 2016 default. The lender also increased the base interest rate from 10% to the default interest rate of 22% per annum.

Also on July 27, 2016, the holder of the note sent the Company a conversion notice to issue 262,944,662 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due. Immediately after the conversion Dove owned approximately 87.6% of the common stock of the Company.

On August 5, 2016, in two private transactions, Dove purchased in the aggregate, 100 shares of Class A Preferred Stock from two shareholders (50 shares each), representing 100% of the issued and outstanding Class A Preferred Stock.

On December 30, 2016, the Board authorized a consolidation, whereby every 250 shares of the Company’s common stock would be consolidated into 1 share. The consolidation will become effective upon approval from the required regulatory authorities (see Note 1).

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”). Quasar’s sole asset is a certain parcel of real property located in Midland Texas (the “Quasar Property”).

Also on December 31, 2015, the Company entered into a one year lease agreement with a related party tenant for the Quasar Property. Pursuant to the agreement, the tenant will pay $1,000 per month and the tenant is responsible for all operating costs of the Quasar Property including real estate taxes.

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three months ended March 31, 2016 and 2015) and began operations in the land leasing business.

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues, related party

Revenues, related party for the three months ended March 31, 2016, were pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one year lease agreement with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $26,782 compared to $48,504 for the three months ended March 31, 2015. The expenses were comprised of the following:

	Three months ended March 31,
Description	2016	2015
Professional fees	$20,530	$32,825
Depreciation and amortization	259	—
Other general and administrative	5,993	15,679
Total	$26,782	$48,504

Other Expenses

Other expense for the three months ended March 31, 2016 were $1,196,832 compared to $103,432 for the three months ended March 31, 2015. Included in the three months ended March 31, 2016 was other income (debt settlements) of $29,382. Expenses included in other expenses for the three months ended March 31, 2016 were $611,902 for the change in the fair value of derivative liabilities of $648,650. Interest expense, other for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
Description	2016	2015
Amortization of discount on convertible notes	$236,855	$97,908
Face value of issued interest, convertible notes	28,837	17,780
Amortization of deferred financing costs	1,018	1,762
Debt default penalty	344,654	—
Other	2,948	7,201
Total	$614,312	$124,651

Net Loss

Net loss for the three months ended March 31, 2016, increased to $1,245,537 from $399,761 for the three months ended March 31, 2015, primarily as a result of the increases in other expenses for the three months ended March 31, 2016. Included in the net loss is the loss of discontinued operations of $24,922 and $247,825 for the three months ended March 31, 2016, and 2015, respectively.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2016, we had no cash or cash equivalents on hand. At March 31, 2016 we had current liabilities of $4,163,524 compared to current assets of $36,802 which resulted in a negative working capital position of $4,126,722. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and note payable to a stockholder.

Operating Activities

We used $402,036 of cash from operating activities for the three months ending March 31, 2016 compared to $73,485 for the three months ended March 31, 2015. For the three months ended March 31, 2016, non-cash expenses of $237,872 of amortization of discounts and fees on convertible notes, $611,902 of derivative liability expense, $28,195 of gain on convertible debt payments and $24,922 of a net loss on discontinued operations were major factors to adjust net loss to net cash used in operating activities.

Non-cash expenses for the three months ended March 31, 2015, of $99,670 of amortization of discounts on convertible notes and deferred financing fees, loss on discontinued operations of $247,825 and a gain of $21,219 for the change in fair value of derivative liabilities were major adjusting factors to reconcile the Company’s net loss of $399,761 to net cash used in operating activities.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

There was no cash provided by financing activities from continuing operations for the three months ended March 31, 2016, compared to $200,800 for the three months ended March 31, 2015. During the three months ended March 31, 2015 the Company received proceeds of $200,800 from the sale of shares of common stock.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property during the month the tenant is responsible for payment. Revenues from the sale of cabinets for the periods ending March 31, 2016 and 2015 are included in net loss from discontinued operations.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. During the three months ended March 31 2016 and 2015, 245,566,589 and 10,025,000 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of March 31, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: January 13, 2017	CABINET GROW, INC.

By: /s/ Sam May
Sam May
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal accounting officer)