Form 10-Q
period 2016-06-30
Cabinet Grow, Inc.
filed 2017-01-13
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of January 13, 2017, was 300,000,000 shares.

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

CABINET GROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS

Current Assets:
Rent receivable, related party	$6,000	$—
Assets of discontinued operations	24,759	44,915
Total current assets	30,759	44,915
Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $4,890 (2016) and $4,373 (2015)	182,166	182,683
Total assets	$212,925	$227,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$326,678	$131,547
Accounts payable and accrued expenses, stockholders	20,468	25,475
Note payable, related party	180,000	180,000
Convertible notes payable, related party, net of discount of $400,233 (2016) and $531,187 (2015)	1,319,135	774,820
Derivative liability	2,379,132	1,648,255
Liabilities of discontinued operations	163,258	166,260
Total current liabilities	4,388,671	2,926,357

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 37,055,038 shares issued and outstanding	37,055	37,055
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	2,449,973	2,449,973
Accumulated deficit	(6,662,774)	(5,185,787)

Total stockholders' deficit	(4,175,746)	(2,698,759)

	$212,925	$227,598

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues, related party	$3,000	$—	$6,000	$—

Operating Expenses:
Professional fees	7,550	30,651	28,080	63,476
General and administrative	6,015	5,664	12,007	21,343
Depreciation and amortization	259	—	517	—
Gain on debt payments	(8,368)	—	(37,750)	—

Total operating expenses	5,455	36,315	2,854	84,818

Income (loss) from operations	(2,455)	(36,315)	3,146	(84,818)

Other income (expenses):
Derivative liability	207,652	5,546	(404,250)	26,765
Interest expense	(446,849)	(199,286)	(1,061,160)	(323,936)

Total other expense, net	(239,197)	(193,740)	(1,465,410)	(297,172)

Net loss from continuing operations	(241,652)	(230,055)	(1,462,264)	(381,990)
Discontinued operations:
Loss from discontinued operations, net of income taxes	10,200	(171,944)	(14,723)	(419,769)
Net Loss	$(231,452)	$(401,999)	$(1,476,987)	$(801,760)

Basic and diluted loss per share:
Continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.01)
Discontinued operations	$0.00	$(0.01)	$(0.00)	$(0.01)

	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of common shares outstanding
Basic and diluted	37,055,338	33,964,798	37,055,338	33,892,078

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,476,987)	$(801,760)
Net loss from discontinued operation	14,723	419,769
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on convertible debt reduction	(36,563)	—
Depreciation	517	—
Amortization of discounts on convertible notes	502,981	281,270
Change in fair value of derivative liabilities	404,250	(26,764)
Initial derivative liability on convertible notes	388,969
Amortization of deferred financing fees	2,036	2,909
Changes in operating assets and liabilities:
Increase in :
Rent receivable, related party	(6,000)	—
Increase in :
Accounts payable and accrued expenses	195,135	—
Accounts payable and accrued expenses, stockholder	(5,007)	—
Net cash used in operating activities- continuing operations	(15,947)	(124,576)
Net cash provided by (used in) operating activities- discontinued operations	42,160	(274,696)
Net cash provided by (used in) operating activities	26,213	(399,272)

Cash flows from investing activities:
Net cash used in investing activities- continuing operations	—	—
Net cash used in investing activities- discontinued operations	—	(4,023)
Net cash used in investing activities	—	(4,023)

Cash flows from financing activities:
Proceeds from issuance of convertible debt from related party	—	163,000
Amounts from advances and credit card charges from stockholder	—	5,447
Proceeds from sale of common stock	—	200,800
Net cash provided by financing activities- continuing operations	—	369,247
Net cash provided by (used in) financing activities- discontinued operations	(28,500)	—
Net cash provided by (used in) financing activities	(28,500)	369,247

Net decrease in cash and cash equivalents	(2,287)	(34,048)
Cash and cash equivalents, beginning	2,287	61,472

Cash and cash equivalents, ending	$(0)	$27,424

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$3,071

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$8,837	$16,300

Accounts payable paid directly by related party lender	$88,370	$—

Debt discount for derivatives	$372,027	$—

CABINET GROW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three and six months ended June 30, 2016 and 2015) and began operations in the land leasing business.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2015 on Form 10-K. Interim results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

ACCOUNTS RECEIVABLE

Substantially all individuals pay in advance of their product being shipped. During the year ended December 31, 2015, the Company occasionally shipped product with payment terms of 30 to 60 days to retailers. For these shipments, the Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. For the six months ended June 30, 2016, and for the year ended December 31, 2015, management’s evaluation did not require any allowance for uncollectible receivables.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Furniture and Equipment	$3,318	$3,318
Manufacturing equipment	826	826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(4,890)	(4,373)
Balance	$182,166	$182,683

Depreciation expense for the three and six months ended June 30, 2016, was $259 and $517, respectively, and was $7,240 and $14,479 (included in loss of discontinued operations) for the three and six months ended June 30, 2015, respectively.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property during the month the tenant is responsible for payment. Revenues from the sale of cabinets are included in net loss from discontinued operations for all periods presented herein.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 for each fair value hierarchy level:

June 30, 2016	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,379,132	$2,379,132
December 31, 2015
Level I	$—	$—
Level II	$—	$—
Level III	$1,648,255	$1,648,255

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended June 30, 2016 and 2015, 272,915,619 and 14,287,500 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

THE DOVE FOUNDATION, RELATED PARTY

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

A summary of the convertible note payable balance as of June 30, 2016 and December 31, 2015 is as follows:

	2016	2015
Beginning balance	$1,306,007	$733,500
Convertible notes-newly issued	97,207	463,450
Debt default penalty	344,654	270,057
Conversion/payments of convertible notes	(28,500)	(161,000)
Unamortized discount	(400,233)	(531,187)
Total	$1,319,135	$774,820

The newly issued funded amounts for the six months ended June 30, 2016, were made directly to various vendors from CVP and includes $8,837 of OID. The Company has also not recorded the remaining balance of the Investor Notes issued by CVP to the Company.

As security for the Note, the Company’s CEO and former COO each pledged to CVP their 50 shares of Class A Preferred Stock (see Note 8). On August 5, 2016, Dove acquired all of the Class A Preferred Stock.

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

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from Dove regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,056 for the December default (included in the December 31, 2015, balances) and $344,654 for the January default. The Lender also increased the interest rate to 22% per annum pursuant to the default.

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

WARRANT

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of June 30, 2016, and December 31, 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362.

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

On June 30, 2016, the Company revalued the warrant at $11,750 using the Black- Scholes option pricing model and recorded a credit to derivative liability expense for the six months ended June 30, 2016, and increased the derivative liability by $1,950 on the balance sheet as of June 30, 2016.

NOTE 4 – NOTE DISCOUNTS AND DERIVATIVE LIABILITIES

A summary of the note discount balances as of June 30, 2016 and December 31, 2015 is as follows:

	2016	2015
Beginning balance	$531,187	$376,022
Initial note discounts	372,027	896,145
Amortization	(502,981)	(579,980)
Reduction for conversions	—	(161,000)
Total	$400,233	$531,187

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of June 30, 2016 and December 31, 2015 is as follows:

	2016	2015
Beginning balance	$1,648,255	$581,373
Initial derivative liability	388,969	2,021,387
Fair value change	378,471	(694,265)
Reduction for debt payments/conversions	(36,563)	(206,240)
Total	$2,379,132	$1,648,255

The fair value on the commitment dates for the Note fundings from January 1, 2016 through June 30, 2016, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	138%-215%	192%
Expected term	.42-.84 years	.37 years
Risk free interest	.36%-.58%	.43%

Since the Company did not have a sufficient trading history, an estimated a volatility factor utilizing an average of comparable published volatilities of peer companies was utilized.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2016 and 2015, the Company paid its’ officers and former officers the following amounts:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Chief Executive Officer (“CEO”)	$—	$21,000	$—	$36,000
Chief Operating Officer (“COO”)	—	21,000	—	36,000
Chief Financial Officer (“CFO”)	—	21,000	—	36,000
Total	$—	$63,000	$—	$108,000

As of June 30, 2016 the Company owed $14,424, $26,884 and $16,350 to the CEO, former COO and former CFO, respectively, for accrued and unpaid fees, and accordingly $57,658 is included in accounts payable and accrued liabilities, stockholders, on the June 30, 2016, balance sheet. Currently, Mr. May is the sole officer.

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $246 and $492 for the three and six months ended June 30, 2016 and $229 and $458 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the former COO was owed accrued interest of $4,118 and $3,625, respectively, which is included in accounts payable and accrued liabilities, stockholders, on the balance sheets presented herein. As of June 30, 2016 and December 31, 2015, the loan balance was $12,482.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in an industrial complex in Irvine California. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company was straight lining the 24 months costs over the 26 month term of the lease through December 31, 2015, and in January 2016, the Company realized as an expense the remainder of the lease and recorded a liability (included in liabilities of discontinued operations). Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease CVP is receiving $5,500 per month through September 30, 2016 from the sub-tenant. For the three and six months ended June 30, 2016, the CVP received $11,000 and $28,500 under the terms of the sublease. The Company reduced the CVP convertible note for the proceeds and reduced rent expense. Net rent expense was a credit of $11,000 (for the amounts the sub-tenant paid directly to CVP) and expense of $22,502 for the three and six months ended June 30, 2016, respectively, and $14,109 and $28,215 for three and six months ended June 30, 2015, respectively, and is included in loss from discontinued operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On March 18, 2016, the Board of Directors of the Company, acting pursuant to a Majority Consent of Stockholders, approved an amendment to the Articles of Incorporation (the “Amended and Restated Articles”) to among other matters, clarify that of the 310,000,000 shares of authorized capital stock of the Company, 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, and to clarify that of the 10,000,000 shares of preferred stock, 100 have been designated as Class A Preferred Stock. Additionally, the Board has the authority to create and designate the rights and preferences of, additional series of preferred stock, without further stockholder approval. The Board also approved a resolution giving the Board the authority to effect between a 1:10 and a 1:250 consolidation of the outstanding common stock at any time before December 31, 2016, and to leave the authorized shares of common stock unchanged at 300,000,000. On May 2, 2016, the Company filed the Amended and Restated Articles with the Nevada Secretary of State. . On December 30, 2016, the Board authorized a consolidation, whereby every 250 shares of the Company’s common stock would be consolidated into 1 share. The consolidation will become effective upon approval from the required regulatory authorities.

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

WARRANTS

In June 2014, the Company issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 6,000,000 shares of common stock, with an exercise price of $0.20 per share. As of June 30, 2016, and December 31, 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 1,636,362.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2015, the Company’s board of directors approved the purchase of certain real property and completed the purchase on December 31, 2015. In January 2016, the Company ceased its’ prior business activity of marketing, manufacturing and selling horticulture cabinets.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of June 30, 2016, and December 31, 2015. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three and six months ended June 30, 2016, and 2015 are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales	$—	$229,327	$7,350	$382,125
Cost of goods sold	—	161,012	—	266,904
Gross margin	—	68,315	7,350	115,221
Operating expenses:
Salaries and management fees	—	107,830	—	189,654
Depreciation and amortization	—	7,240	—	14,479
Selling, advertising and marketing	—	30,811	—	164,238
Rent	(11,000)	8,465	22,502	16,929
General and administrative	800	46,613	3,649	78,690
Professional fees	—	39,300	—	71,000
Other	—	—	(4,078)	—
Total operating expenses	(10,200)	240,259	22,073	534,990
Income (loss) from discontinued operations net of income taxes	$10,200	$(171,944)	$(14,723)	$(419,769)

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the consolidated balance sheets at June 30, 2016 and December 31, 2015:

	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations
Current assets:
Cash and cash equivalents	$—	$2,287
Accounts receivable, net	—	1,500
Prepaid expenses and other current assets	24,759	41,128
Total current assets included in the assets of discontinued operations	24,759	$44,915

Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$113,586	$103,088
Accounts payable and accrued expenses, stockholders	37,190	48,190
Customer deposits	—	2,500
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$163,258	$166,260

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2016 and December 31, 2015, the Company had an accumulated deficit of $6,662,774 and $5,185,787 and as of June 30, 2016, a working capital deficit of $4,357,912. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three and six months ended June 30, 2016 and 2015) and began operations in the land leasing business.

Results of Operations

For the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

Revenues, related party

Revenues, related party for the three and six months ended June 30, 2016, were pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one year lease agreement with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2016 were $5,455 and $2,854 compared to $36,315 and $84,818 for the three and six months ended June 30, 2015. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2016	2015	2016	2015
Professional fees	$7,550	$30,651	$28,080	$63,476
Depreciation	259	—	517	—
Gain on debt payments	(8,368)	—	(37,750)	—
Other general and administrative	6,015	5,664	12,007	21,342
Total	$5,455	$36,315	$2,854	$84,818

Other Expenses

Other expense for the three and six months ended June 30, 2016 were $239,197 and $1,465,410, respectively, compared to $193,740 and $297,172 for the three and six months ended June 30, 2015, respectively. Included in other expenses for the three and six months ended June 30, 2016 was a credit of $207,652 and an expense of $404,250 for the change in the fair value of derivative liabilities, respectively, compared to credits for the change in derivative liabilities of $5,546 and $26,765 for the three and six months ended June 30, 2015, respectively. Interest expense, other for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2016	2015	2016	2015
Amortization of discount on convertible notes	$266,126	$176,861	$502,982	$281,269
Face value of issued interest, convertible notes	176,757	19,911	205,954	37,691
Debt default penalty	—	—	344,654	—
Amortization of deferred financing costs	1,018	1,147	2,036	2,909
Other	2,948	1,367	5,534	2,067
Total	$446,849	$199,286	$1,061,160	$323,936

Net Loss

Net loss for the three and six months ended June 30, 2016, was $231,452 and $1,476,987, respectively compared to $401,999 and $801,760 for the three and six months ended June 30, 2015, respectively, primarily as a result of the increases in other expenses. Included in the net loss is the gain of discontinued operations of $10,200 and loss of discontinued operations of $14,723 for the three and six months ended June 30, 2016, respectively, and the loss of discontinued operations of $171,944 and $419,769 for the three and six months ended June 30, 2015, respectively.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2016, we had no cash or cash equivalents on hand. At June 30, 2016 we had current liabilities of $4,388,671 compared to current assets of $30,759 which resulted in a negative working capital position of $4,357,912. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and note payable to a stockholder.

Operating Activities

We used $15,947 of cash from operating activities for the six months ending June 30, 2016 compared to $124,576 for the six months ended June 30, 2015. For the six months ended June 30, 2016, non-cash expenses of $505,017 of amortization of discounts and fees on convertible notes, $404,250 of derivative liability expense, $36,563 of gain on convertible debt payments and $14,723 of a net loss on discontinued operations were major factors to adjust net loss to net cash used in operating activities.

Non-cash expenses for the six months ended June 30, 2015, of $284,179 of amortization of discounts on convertible notes and deferred financing fees, loss on discontinued operations of $419,769 and a gain of $26,764 for the change in fair value of derivative liabilities were major adjusting factors to reconcile the Company’s net loss of $801,760 to net cash used in operating activities.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

There was no cash provided by financing activities from continuing operations for the six months ended June 30, 2016, compared to $369,247 for the six months ended June 30, 2015. During the six months ended June 30, 2015 the Company received proceeds of $163,000 from the issuance of convertible promissory notes, $200,800 from the sale of shares of common stock and $5,447 for the amounts received from a stockholder.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s cash position is not sufficient to support its daily operations. The Company relies solely on Dove and CVP for paying all of the Company’s expenses. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property during the month the tenant is responsible for payment. Revenues from the sale of cabinets for the periods ending June 30, 2016 and 2015 are included in net loss from discontinued operations.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended June 30, 2016 and 2015, 272,915,619 and 14,287,500 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of June 30, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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