Form 10-K
period 2016-12-31
Cabinet Grow, Inc.
filed 2017-04-14
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

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

Large accelerated filer o	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $84,664.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of April 14, 2017, was 1,200,043 shares.

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

Employees

As of December 31, 2016, we had no employees.

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

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for a smaller reporting company.

ITEM 2. PROPERTIES.

We leased approximately 4,427 square feet of office and manufacturing space in Irvine, California pursuant to a lease that expired on September 30, 2016. Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease Company received $36,750 through September 30, 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. The prices below have been adjusted for the 1 for 250 reverse split that was effective March 9, 2017.

Period		High		Low
Fiscal Year 2016
First Quarter (January 1, 2016 – March 31, 2016)		$4.975		$2.50
Second Quarter (April 1, 2016 – June 30, 2016)		$4.50		$2.25
Third Quarter (July 1, 2016 – September 30, 2016)		$4.25		$1.25
Fourth Quarter (October 1, 2016 – December 31,2016)		$12.25		$1.50

Period		High		Low
Fiscal Year 2015
First Quarter (January 1, 2015 – March 31, 2015)	$	N/A	$	N/A
Second Quarter (April 1, 2015 – June 30, 2015)	$	N/A	$	N/A
Third Quarter (July 1, 2015 – September 30, 2015)		$270.00		$100.	00
Fourth Quarter (October 1, 2015 – December 31,2015)		$125.00		$2.50

(b) Holders.

The number of record holders of our common stock as of April 7, 2017 is 59.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2016 and 2015. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2015, the Company sold 2,008 shares of common stock and received $200,800.

On April 1, 2015, the Company agreed to issue 300 shares of common stock to a consultant. The Company valued the shares at $100 per share. Accordingly, $30,000 is included in stock compensation expense for the year ended December 31, 2015.

On April 15, 2015 and May 15 2015, the Company issued 50 shares of stock to Hayden.

On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 1,015 shares of common stock.

On July 21, 2015, the Company issued 1,400 shares of restricted common stock to a consultant. The Company valued the shares at $100 per share. Accordingly, $140,000 is included in stock compensation expense for the year ended December 31, 2015.

On July 21, 2015, 70 shares of common stock were issued equal in value to an aggregate of $7,000 per month to two employees as part of their compensation. Accordingly, $7,000 is included in stock compensation expense for the year ended December 31, 2015.

On July 21, 2015, the Company agreed to issue 300 shares of common stock to a consultant. The Company valued the shares at $100 per share. Accordingly, $30,000 is included in stock compensation expense for the year ended December 31, 2015.

On July 24, 2015, the board of directors of the Company approved the granting of 5,294 shares of restricted common stock to employees, including 3,000 shares awarded to the Company’s CFO at the time. The Company valued the shares at $100 per shares and has included $529,400 in stock compensation expense for the year ended December 31, 2015. The board of directors also approved the issuance of common stock equal in value to an aggregate of $7,000 (amended to $6,000) per month to two employees as part of their compensation.

On August 4, 26, and 28, 2015, the Company issued 1,725, 230 and 920, respectively, of restricted shares of common stock upon the conversion from the holders of the August 2015 Notes. The shares were issued at $50 per share.

On August 4, 2015, the Company issued 400 restricted shares of common stock to a consultant. The Company valued the shares at $100 per share and has included $40,000 in stock compensation expense for the year ended December 31, 2015.

On September 30, 2015, the Company agreed to issue 40 restricted shares of common stock to a consultant. The Company valued the shares at $100 per share and has included $4,000 in stock compensation expense for the year ended December 31, 2015. The shares were certificated in October 2015.

On October 27, 2015, the Company issued 115 shares of restricted common stock upon the conversion of the September 2015 Note.

On October 27, 2015, the Company issued 40 restricted shares of common stock to a consultant. The Company valued the shares at $62.50 per share and has included $2,500 in stock compensation expense for the year ended December 31, 2015.

On October 27, 2015, 185 shares of common stock were issued equal in value to an aggregate of $18,500 per month to two employees as part of their compensation. Accordingly, $18,500 is included in stock compensation expense for the year ended December 31, 2015.

On July 27, 2016, Dove converted $920,306 of principal and accrued and unpaid interest under the Company Note into 1,051,778 shares of common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2016 and 2015.

The independent auditor’s report on our financial statements for the years ended December 31, 2016 and 2015 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the audited consolidated financial statements.

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

Results of Operations

For the year ended December 31, 2016 compared to December 31, 2015

Revenues, related party

Revenues, related party for the year ended December 31, 2016, of $12,000 was pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one year lease agreement with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $41,959 compared to $498,460 for the year ended December 31, 2015. The expenses were comprised of the following:

	Year ended December 31,
Description	2016	2015
Professional fees	$82,153	$416,785
Depreciation	1,034	—
Gain on debt payments	(59,646)	—
Other general and administrative	18,418	82,175
Total	$41,959	$498,960

Other Expenses

Other expense for the year ended December 31, 2016 were $2,625,563 compared to $1,774,062 for the year ended December 31, 2015. Amounts included in other expenses for the 2016 period was an expense of $918,956 for the change in the fair value of derivative liabilities, compared to $648,540 for the 2015 period. Interest expense, other for the year ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
Description	2016	2015
Amortization of discount on convertible notes	$987,245	$740,890
Face value of issued interest, convertible notes	359,637	108,849
Debt default penalty	344,654	270,057
Amortization of deferred financing costs	3,288	2,783
Other	11,783	2,852
Total	$1,706,607	$1,125,521

Net Loss

Net loss for the year ended December 31, 2016, was $2,687,541 compared to $3,468,283 for the year ended December 31, 2015, primarily as a result of increases of $918,956 and $648,540, in the fair value of derivative liabilities for the years ended December 31, 2016 and 2015, respectively. There was also an increase in interest expense for the year ended December 31, 2016 of $581,086, compared to the year ended December 31, 2015. Included in the net loss is the loss of discontinued operations of $32,020 and $1,195,262 for the years ended December 31, 2016 and 2015, respectively.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2016, we had $1,582 in cash or cash equivalents on hand. At December 31, 2016 we had current liabilities of $2,917,700 compared to current assets of $5,583 which resulted in a negative working capital position of $2,912,117. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and note payable to a stockholder.

Operating Activities

Cash flows from operations provided $250,859 for the year ending December 31, 2016 compared to $153,401 for the year ended December 31, 2015. For the year ended December 31, 2016, non-cash activity of; $987,245 of amortization of discounts and fees on convertible notes, $918,956 of derivative liability expense, the recording of initial discounts on convertible notes of $509,969, $43,462 of gain on convertible debt payments and $32,020 of a net loss on discontinued operations were major factors to adjust net loss to net cash used in operating activities.

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

Capital Resources and Recent Financings

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

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from Dove regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,056 for the December default (included in the December 31, 2015, balances) and $344,654 for the January default. The Lender also increased the interest rate to 22% per annum pursuant to the default. Also on July 27, 2016, Dove sent the Company a conversion notice to issue 1,051,778 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due. Immediately after the conversion Dove owned approximately 87.6% of the common stock of the Company.

The Note may be converted at the option of the holder, on the date that is six months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $49.40. The conversion price is equal to $6,500,000 divided by 132,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 1,015 shares of common stock.

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

We presently have 300,000,000 shares of common stock authorized, of which 1,200,043 shares were issued and outstanding as of December 31, 2016 and April 14, 2017.

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

ACCOUNTS RECEIVABLE

Substantially all individuals pay in advance of their product being shipped. During the year ended December 31, 2015, the Company occasionally shipped product with payment terms of 30 to 60 days to retailers. For these shipments, the Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. For the years ended December 31, 2016 and 2015, management’s evaluation did not require any allowance for uncollectible receivables.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015
Furniture and Equipment	$3,318	$3,318
Manufacturing equipment	826	826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(5,407)	(4,373)
Balance	$181,649	$182,683

Depreciation expense for the year ended December 31, 2016, was $1,034 and was $28,958 (included in loss of discontinued operations) for the year ended December 31, 2015.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 for each fair value hierarchy level:

December 31, 2016	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,225,083	$1,225,083
December 31, 2015
Level I	$—	$—
Level II	$—	$—
Level III	$1,648,255	$1,648,255

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended December 31, 2016 and 2015, 445,603 and 1,049,418 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-17 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO/CFO has concluded that as of December 31, 2016, the Company’s disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2016 as described below.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us for the years ended December 31, 2016 and December 31, 2015 for the officers listed.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Samuel May	2016	$—	$—	$—	$—	$—
Chief Executive Officer	2015	$59,576	$—	$—	$—	$59,576

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of April 14, 2017, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of April 14, 2017, there were 1,200,043 shares of our common stock outstanding and 100 shares of our Class A Preferred Stock outstanding.

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

	Common Stock		Class A Preferred Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Samuel May	60,000	5.0%
3322 Nevada Avenue Costa Mesa, CA. 92626

The Dove Foundation 4783 Lake Valley Drive Lisle, IL 60532	1,051,779	87.7%	100	100%

All Officers and Directors as a group (1 person)	60,000	5.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On May 15, 2014, the Company filed Articles of Merger (the “Merger”) with the Secretary of State of Nevada whereby Cabinet Grow, Inc. (a California Corporation) merged with and into the Company. Pursuant to the Merger, the Company issued in the aggregate 1200,000 shares of common stock (60,000 shares each to Mr. May and Mr. Lee, the two shareholders of the California Corporation).

During the year ended December 31, 2015, The Company’s former COO loaned the Company various amounts for Company expenses. Included in the advances and repayments is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes (see note 6). The Company recorded interest expense of $984 and $948 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 the former COO was owed accrued interest of $4,610 and is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2016, balance sheet.

Management Fees

For the years ended December 31, 2016 and 2015, the Company paid its’ officers and former officers the following amounts:

	2016	2015
Chief Executive Officer (“CEO”)	$—	$59,576
Chief Operating Officer (“COO”)	—	51,234
Chief Financial Officer (“CFO”)	—	55,650
Total	$—	$166,460

As of December 31, 2016 the Company owed $14,424, $22,766 and $16,350 to the CEO, former COO and former CFO, respectively, for accrued and unpaid fees. Of this amount, $37,190 is included in liabilities of discontinued operations and $16,350 is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2016, balance sheet. Currently, Mr. May is the sole officer.

On May 11, 2015, the Board approved increases to the salaries of each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) from $5,000 per month to $8,000 per month. The increases will only be paid when and if the cash flow of the Company is sufficient.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal year ended December 31, 2016, provided by D. Brooks and Associates CPA’s P.A., MaloneBailey, LLP and KLJ & Associates, LLP and to D. Brooks and Associates CPAs P.A. for the fiscal year ended December 31, 2015.

	2016	2015
Audit Fees	$36,560	$18,628
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$36,560	$18,628

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

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are included on pages F-1 through F-17.

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

Cabinet Grow, Inc.

By:	/s/ Samuel May
Samuel May
Chief Executive Officer

Date:	April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Samuel May	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	April 14, 2017

CABINET GROW, INC.

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cabinet Grow, Inc.

We have audited the accompanying consolidated balance sheets of Cabinet Grow, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Cabinet Grow, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabinet Grow, Inc. as of December 31, 2016 and 2015, the results of their operations, and their cash flows, for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 9 to the financial statements, the entity has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
April 14, 2017

CABINET GROW, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$1,582	$—
Prepaid assets and other	4,000	—
Assets of discontinued operations	—	44,915
Total current assets	5,583	44,915

Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $5,407 (2016) and $4,373 (2015)	181,649	182,683
Total assets	$187,232	$227,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$144,425	$131,547
Accounts payable and accrued expenses, stockholders	20,960	25,475
Note payable, related party	180,000	180,000
Convertible notes payable, related party, net of discount of $531,187 (2015)	1,229,360	774,820
Derivative liability	1,225,803	1,648,255
Liabilities of discontinued operations	117,352	166,260
Total current liabilities	2,917,900	2,926,357

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,200,043 (2016) and 148,221 (2015) shares issued and outstanding	1,200	148
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	5,141,459	2,486,880
Accumulated deficit	(7,873,328)	(5,185,787)

Total stockholders' deficit	(2,730,669)	(2,698,759)

	$187,232	$227,598

CABINET GROW, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Revenues, related party	$12,000	$—

Operating Expenses:
Professional fees	82,153	416,785
General and administrative	18,418	82,175
Depreciation and amortization	1,034	—
Gain on debt payments	(59,646)	—

Total operating expenses	41,959	498,960

Loss from operations	(29,959)	(498,960)

Other income (expenses):
Derivative liability	(918,956)	(648,540)
Interest expense	(1,706,607)	(1,125,521)

Total other expense, net	(2,625,563)	(1,774,062)

Net loss from continuing operations	(2,655,521)	(2,273,021)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(32,020)	(1,195,262)
Net loss	$(2,687,541)	$(3,468,283)

Basic and diluted loss per share:
Continuing operations	$(4.42)	$(16.13)
Discontinued operations	$(0.05)	$(8.48)

	$(4.47)	$(24.61)
Weighted average number of common shares outstanding
Basic and diluted	600,630	140,928

CABINET GROW, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2016 and 2015

	Common stock		Common stock to be issued		Preferred stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances January 1, 2015	132,400	$132	1,409	$1	100	$—	$865,209	$(1,717,505)	$(852,163)

Sale of common stock	2,008	2	—	—	—	—	200,798	—	200,800

Common issued for settlement of convertible note and accrued interest	5,644	6	(1,409)	(1)	—	—	471,506	—	471,511

Beneficial conversion feature on convertible debt	—	—	—	—	—	—	163,000	—	163,000

Common stock issued for services	2,620	3	—	—	—	—	231,472	—	231,475

Common stock issued as part of employee wages	255	0	—	—	—	—	25,500	—	25,500

Common stock granted to employees	5,294	5	—	—	—	—	529,395	—	529,400

Net loss	—	—	—	—	—	—	—	(3,468,283)	(3,468,283)

Balances December 31, 2015	148,221	148	—	—	100	—	2,486,880	(5,185,787)	(2,698,759)

Common issued for settlement of convertible note and accrued interest	1,051,779	1,052	—	—	—	—	2,654,579	—	2,655,632

Rounding up of shares from reverse split	43	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	(2,687,541)	(2,687,541)

Balances December 31, 2016	1,200,043	$1,200	—	$—	100	$—	$5,141,459	$(7,873,328)	$(2,730,669)

See notes to consolidated financial statements.

CABINET GROW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,687,541)	$(3,468,283)
Net loss from discontinued operation	32,020	1,195,262
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on convertible debt reduction	(43,462)	—
Depreciation	1,034	—
Amortization of discounts on convertible notes	987,245	463,637
Change in fair value of derivative liabilities	918,956	(60,603)
Initial derivative liability on convertible notes	509,969	2,021,387
Amortization of deferred financing fees	3,288	2,002
Changes in operating assets and liabilities:
Increase in :
Prepaid assets and other	4,000	—
Increase in :
Accounts payable and accrued expenses	529,867	—
Accounts payable and accrued expenses, stockholder	(4,515)	—
Net cash provided by operating activities- continuing operations	250,859	153,401
Net cash used in operating activities- discontinued operations	(212,527)	(763,990)
Net cash provided by (used in) operating activities	38,332	(610,589)

Cash flows from investing activities:
Net cash used in investing activities- discontinued operations	—	(4,023)
Net cash used in investing activities	—	(4,023)

Cash flows from financing activities:
Proceeds from issuance of convertible debt from related party	—	233,000
Proceeds from issuance of convertible debt	—	130,750
Amounts from advances and credit card charges from stockholder	—	6,314
Proceeds from sale of common stock	—	200,800
Net cash provided by financing activities- continuing operations	—	570,864
Net cash used in financing activities- discontinued operations	(36,750)	(17,724)
Net cash provided by (used in) financing activities	(36,750)	553,140

Net decrease in cash and cash equivalents	1,582	(61,472)
Cash and cash equivalents, beginning	—	61,472

Cash and cash equivalents, ending	$1,582	$—

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,995	$3,071

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:

Original issue discount on convertible promissory notes	$18,676	$42,050

Accounts payable paid directly by related party lender	$186,758	$—

Debt discount for derivatives	$452,865	$—

Reclassification of derivative liability for note and interest converted	$1,735,324	$—

CABINET GROW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On March 18, 2016, the Board of Directors (the “Board”) of the Company, acting pursuant to a Majority Consent of Stockholders, approved an amendment to the Articles of Incorporation (the “Amended and Restated Articles”) to among other matters, clarify that of the 310,000,000 shares of authorized capital stock of the Company, 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, and to clarify that of the 10,000,000 shares of preferred stock, 100 have been designated as Class A Preferred Stock. Additionally, the Board has the authority to create and designate the rights and preferences of, additional series of preferred stock, without further stockholder approval. The Board also approved a resolution giving the Board the authority to effect between a 1:10 and a 1:250 consolidation of the outstanding common stock at any time before December 31, 2016, and to leave the authorized shares of common stock unchanged at 300,000,000. On May 2, 2016, the Company filed the Amended and Restated Articles with the Nevada Secretary of State. On December 30, 2016, the Board authorized a consolidation, whereby every 250 shares of the Company’s common stock would be consolidated into 1 share. The consolidation became effective on March 9, 2017. All share amounts for all periods presented have been retroactively adjusted to reflect the Forward Split.

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

ACCOUNTS RECEIVABLE

Substantially all individuals pay in advance of their product being shipped. During the year ended December 31, 2015, the Company occasionally shipped product with payment terms of 30 to 60 days to retailers. For these shipments, the Company records accounts receivable from amounts due from its customers upon the shipment of products. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. For the years ended December 31, 2016 and 2015, management’s evaluation did not require any allowance for uncollectible receivables.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015
Furniture and Equipment	$3,318	$3,318
Manufacturing equipment	826	826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(5,407)	(4,373)
Balance	$181,649	$182,683

Depreciation expense for the year ended December 31, 2016, was $1,034 and was $28,958 (included in loss of discontinued operations) for the year ended December 31, 2015.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 for each fair value hierarchy level:

December 31, 2016	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,225,083	$1,225,083
December 31, 2015
Level I	$—	$—
Level II	$—	$—
Level III	$1,648,255	$1,648,255

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended December 31, 2016 and 2015, 445,603 and 1,049,418 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

A summary of the convertible note payable balance as of December 31, 2016 and 2015, is as follows:

	2016	2015
Beginning balance	$1,306,007	$733,500
Convertible notes-newly issued	205,434	463,450
Debt default penalty	344,654	270,057
Payments of convertible notes	(36,750)	—
Conversions of convertible notes	(589,985)	(161,000)
Unamortized discount	—	(531,187)
Total	$1,229,360	$774,820

The newly issued funded amounts for the year ended December 31, 2016, were made directly to various vendors from CVP and includes $18,676 of OID. The Company has also not recorded the remaining balance of the Investor Notes issued by CVP to the Company.

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

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from Dove regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,056 for the December default (included in the December 31, 2015, balances) and $344,654 for the January default. The Lender also increased the interest rate to 22% per annum pursuant to the default. Also on July 27, 2016, Dove sent the Company a conversion notice to issue 1,051,778 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due. Immediately after the conversion Dove owned approximately 87.6% of the common stock of the Company.

The Note may be converted at the option of the holder, on the date that is six months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market, but in any event the Company shall cause its Common Stock to be trading on an Eligible Market within nine months of the Closing Date of June 11, 2014) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 33,000,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 1,015 shares of common stock.

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

WARRANT

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50 per share. As of December 31, 2016 and 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 6,545.

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

On December 31, 2016, the Company revalued the warrant at $12,435 using the Black- Scholes option pricing model and recorded a credit to derivative liability expense for the year ended December 31, 2016, and decreased the derivative liability by $1,356 on the balance sheet as of December 31, 2016.

NOTE 4 – NOTE DISCOUNTS AND DERIVATIVE LIABLITIES

A summary of the note discount balances as of December 31, 2016 and 2015, is as follows:

	2016	2015
Beginning balance	$531,187	$376,022
Initial note discounts	456,058	896,145
Amortization	(987,245)	(579,980)
Reduction for conversions	—	(161,000)
Total	$—	$531,187

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of December 31, 2016 and 2015, is as follows:

	2016	2015
Beginning balance	$1,648,255	$581,373
Initial derivative liability	509,969	2,021,387
Fair value change	846,370	(694,265)
Reduction for debt payments/conversions	(1,778,791)	(206,240)
Total	$1,225,803	$1,648,255

The fair value on the commitment dates for the Note fundings from January 1, 2016 through December 31, 2016, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	92%-215%	196%
Expected term	.12-.84 years	.12 years
Risk free interest	.19%-.58%	.51%

Since the Company did not have a sufficient trading history, an estimated a volatility factor utilizing an average of comparable published volatilities of peer companies was utilized.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2016 and 2015, the Company paid its’ officers and former officers the following amounts:

	2016	2015
Chief Executive Officer (“CEO”)	$—	$59,576
Chief Operating Officer (“COO”)	—	51,234
Chief Financial Officer (“CFO”)	—	55,650
Total	$—	$166,460

As of December 31, 2016 the Company owed $14,424, $22,766 and $16,350 to the CEO, former COO and former CFO, respectively, for accrued and unpaid fees. Of this amount, $37,190 is included in liabilities of discontinued operations and $16,350 is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2016, balance sheet. Currently, Mr. May is the sole officer.

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $984 and $948 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the former COO was owed accrued interest of $4,610 and $3,625, respectively, which is included in accounts payable and accrued liabilities, stockholders, on the balance sheets presented herein. As of December 31, 2016 and 2015, the loan balance was $12,482, which is included in liabilities of discontinued operations.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in an industrial complex in Irvine California. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company was straight lining the 24 months costs over the 26 month term of the lease through December 31, 2015, and in January 2016, the Company realized as an expense the remainder of the lease and recorded a liability. Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease CVP was to receive $5,500 per month through September 30, 2016 from the sub-tenant. For the year ended December 31, 2016, the Company received $36,750 under the terms of the sublease. The Company reduced the CVP convertible note for the proceeds and reduced rent expense. Net rent expense was $36,034 and $39,637 for years ended December 31, 2016 and 2015, respectively, and is included in loss from discontinued operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On March 18, 2016, the Board of Directors of the Company, acting pursuant to a Majority Consent of Stockholders, approved an amendment to the Articles of Incorporation (the “Amended and Restated Articles”) to among other matters, clarify that of the 310,000,000 shares of authorized capital stock of the Company, 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, and to clarify that of the 10,000,000 shares of preferred stock, 100 have been designated as Class A Preferred Stock. Additionally, the Board has the authority to create and designate the rights and preferences of, additional series of preferred stock, without further stockholder approval. On May 2, 2016, the Company filed the Amended and Restated Articles with the Nevada Secretary of State. The Board also approved a resolution giving the Board the authority to effect between a 1:10 and a 1:250 consolidation of the outstanding common stock at any time before December 31, 2016, and to leave the authorized shares of common stock unchanged at 300,000,000. On December 30, 2016, the Board authorized a consolidation, whereby every 250 shares of the Company’s common stock would be consolidated into 1 share. The consolidation become effective on March 9, 2017.

On July 27, 2016, the Company issued 1,051,778 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due on a convertible note.

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

WARRANTS

In June 2014, the Company issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $0.20 per share. As of December 31, 2016 and 2015, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 6,545.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2015, the Company’s board of directors approved the purchase of certain real property and completed the purchase on December 31, 2015. In January 2016, the Company ceased its’ prior business activity of marketing, manufacturing and selling horticulture cabinets.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of December 31, 2016 and 2015. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the years ended December 31, 2016, and 2015 are summarized below:

	Years ended December 31,
	2016	2015
Sales	$7,350	$702,602
Cost of goods sold	—	515,461
Gross margin	7,350	187,141
Operating expenses:
Salaries and management fees	—	592,588
Depreciation and amortization	—	28,958
Selling, advertising and marketing	—	279,700
Rent	36,034	39,637
General and administrative	7,417	143,344
Professional fees	—	290,773
Other	(4,081)	7,403
Total operating expenses	39,370	1,382,403
Loss from discontinued operations
net of income taxes	$(32,020)	$(1,195,262)

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the consolidated balance sheets at December 31, 2016 and 2015:

	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations
Current assets:
Cash and cash equivalents	$—	$2,587
Accounts receivable, net	—	1,500
Prepaid expenses and other current assets	—	41,128
Total current assets included in the assets of discontinued operations	—	$44,915

Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$67,680	$103,088
Accounts payable and accrued expenses, stockholders	37,190	48,190
Customer deposits	—	2,500
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$117,352	$166,260

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2016 and 2015, the Company had an accumulated deficit of $7,873,328 and $5,185,787 and as of December 31, 2016, a working capital deficit of $2,912,317. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

On March 9, 2017, the share consolidation, whereby every 250 shares of the Company’s common stock has been consolidated into 1 share became effective upon approval from the required regulatory authorities (see Note 1).

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

