Form 10-Q
period 2017-03-31
Cabinet Grow, Inc.
filed 2017-05-04
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of May 4, 2017, was 1,200,043 shares.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

CABINET GROW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$2,582	$1,582
Prepaid assets and other	—	4,000
Rent receivable, related party	2,000	—
Total current assets	4,582	5,583

Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $3,422 (2017) and $5,377 (2016)	180,296	181,649
Total assets	$184,878	$187,232

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$222,711	$144,425
Accounts payable and accrued expenses, stockholders	30,774	20,960
Note payable, related party	180,000	180,000
Convertible notes payable, related party	1,261,212	1,229,360
Derivative liability	8,344,691	1,225,803
Liabilities of discontinued operations	108,883	117,352
Total current liabilities	10,148,271	2,917,900

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,200,043 shares issued and outstanding	1,200	1,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	5,141,458	5,141,459
Accumulated deficit	(15,106,051)	(7,873,328)

Total stockholders' deficit	(9,963,393)	(2,730,669)

	$184,878	$187,232

See notes to condensed consolidated financial statements.

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues, related party	$3,000	$3,000

Operating Expenses:
Professional fees	24,194	20,530
General and administrative	8,762	5,993
Depreciation and amortization	111	259
Loss on fixed asset disposal	1,242	—
Gain on debt settlements	—	(29,382)

Total operating expenses	34,309	(2,599)

Gain (loss) from operations	(31,309)	5,599

Other income (expenses):
Derivative liability	(7,093,755)	(611,902)
Interest expense	(107,654)	(614,312)

Total other expense, net	(7,201,409)	(1,226,214)

Net loss from continuing operations	(7,232,718)	(1,220,615)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(24,922)
Net loss	$(7,232,718)	$(1,245,537)

Basic and diluted loss per share:
Continuing operations	$(6.03)	$(8.24)
Discontinued operations	$—	$(0.17)

	$(6.03)	$(8.41)
Weighted average number of common shares outstanding
Basic and diluted	1,200,043	148,221

See notes to condensed consolidated financial statements.

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,232,718)	$(1,245,537)
Net loss from discontinued operation	—	24,922
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on convertible debt reduction	—	(28,195)
Loss on disposal of fixed assets	1,242	—
Depreciation	111	—
Amortization of discounts on convertible notes	25,132	236,854
Change in fair value of derivative liabilities	7,093,755	611,902
Other non cash interest expense	2,896	—
Amortization of deferred financing fees	—	1,018
Changes in operating assets and liabilities:
Increase in :
Rent receivable, related party	(2,000)	(3,000)
Prepaid assets and other	4,000	—
Increase in :
Accounts payable and accrued expenses	107,238	—
Accounts payable and accrued expenses, stockholder	9,813	—
Net cash provided by operating activities- continuing operations	9,467	(402,036)
Net cash used in operating activities- discontinued operations	(8,467)	417,249
Net cash provided by (used in) operating activities	1,000	15,213

Cash flows from investing activities:
Net cash used in investing activities- discontinued operations	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities- continuing operations	—	—
Net cash used in financing activities- discontinued operations	—	(17,500)
Net cash used in financing activities	—	(17,500)

Net decrease in cash and cash equivalents	1,000	(2,287)
Cash and cash equivalents, beginning	1,582	2,287

Cash and cash equivalents, ending	$2,582	$0

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$2,896	$6,711

Accounts payable paid directly by related party lender	$28,956	$67,112

Debt discount for derivatives	$25,132	$350,180

See notes to condensed consolidated financial statements.

CABINET GROW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Also on December 31, 2015, the Company entered into a one year lease agreement with a related party tenant for the Quasar Property. Pursuant to the agreement, the tenant will pay $1,000 per month and the tenant is responsible for all operating costs of the Quasar Property including real estate taxes. After the initial term, the lease is renewable on a month to month basis until terminated, with either party required to notify the other party thirty days in advance of terminating the lease.

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three and six months ended June 30, 2016 and 2015) and began operations in the land leasing business.

On March 18, 2016, the Board of Directors (the “Board”) of the Company, acting pursuant to a Majority Consent of Stockholders, approved an amendment to the Articles of Incorporation (the “Amended and Restated Articles”) to among other matters, clarify that of the 310,000,000 shares of authorized capital stock of the Company, 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, and to clarify that of the 10,000,000 shares of preferred stock, 100 have been designated as Class A Preferred Stock. Additionally, the Board has the authority to create and designate the rights and preferences of, additional series of preferred stock, without further stockholder approval. The Board also approved a resolution giving the Board the authority to effect between a 1:10 and a 1:250 consolidation of the outstanding common stock at any time before December 31, 2016, and to leave the authorized shares of common stock unchanged at 300,000,000. On May 2, 2016, the Company filed the Amended and Restated Articles with the Nevada Secretary of State. On December 30, 2016, the Board authorized a consolidation, whereby every 250 shares of the Company’s common stock would be consolidated into 1 share. The consolidation became effective on March 9, 2017. All share amounts for all periods presented have been retroactively adjusted to reflect the Reverse Split.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2016 on Form 10-K. Interim results of operations for the three months ended March 31, 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

ACCOUNTS RECEIVABLE

The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. For the three months ended March 31, 2017, and for the year ended December 31, 2016, management’s evaluation did not require any allowance for uncollectible receivables.

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Equipment	$826	$826
Manufacturing equipment	—	3,318
Computers and software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(3,442)	(5,407)
Balance	$180,296	$181,649

Depreciation expense for the three months ended March 31, 2017 and 2016, was $111 and $259, respectively. During the three months ended March 31, 2017, the Company disposed of $3,318 of manufacturing equipment, and recorded a loss on disposal of fixed assets of $1,242.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 for each fair value hierarchy level:

March 31, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$8,344,691	$8,344,691
December 31, 2016
Level I	$—	$—
Level II	$—	$—
Level III	$1,225,803	$1,225,803

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending March 31, 2017 and 2016, 1,808,278 and 968,960 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

A summary of the convertible note payable balance as of March 31, 2017 and December 31, 2016 is as follows:

	2017	2016
Beginning balance	$1,229,360	$1,306,007
Convertible notes-newly issued	31,852	205,434
Debt default penalty	—	344,654
Payments of convertible notes	—	(36,750)
Conversions of convertible notes	—	(589,985)
Ending balance	$1,261,212	$1,229,360

The newly issued funded amounts for the three months ended March 31, 2017 were made directly to various vendors by or on behalf of Dove and includes $2,896 of OID. The Company has also not recorded the remaining balance of the Investor Notes issued by CVP to the Company.

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

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from Dove regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,056 for the December 2015 default and $344,654 for the January 2016 default. The Lender also increased the interest rate to 22% per annum pursuant to the default. Also on July 27, 2016, Dove sent the Company a conversion notice to issue 1,051,779 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due. Immediately after the conversion Dove owned approximately 87.6% of the common stock of the Company.

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

Initially, the Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock. Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”, and determined that a BCF existed. During the year ended December 31, 2015, and prior to the Company becoming a public company, the Company received $163,000 in new funding and recorded a BCF expense in the amount of $163,000. The Company began trading as a public Company on July 13, 2015, and on that date the Company determined that the conversion feature of the Note represented an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, on July 13, 2015, the Note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred prior to July 13, 2015, were recorded as a liability on July 13, 2015, on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. The discount was amortized from the date of issuance to the maturity date of the Note. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

WARRANT

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50.00 per share. As of March 31, 2017, and December 31, 2016, based on the Market Price, the Company estimated the number of shares that can be purchased to be 6,545.

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

On March 31, 2017, the Company revalued the warrant at $25,410 using the Black- Scholes option pricing model and recorded a derivative liability expense for the three months ended March 31, 2017, and increased the derivative liability by $12,975 on the balance sheet as of March 301, 2017.

NOTE 4 –DERIVATIVE LIABILITIES

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of March 31, 2017 and December 31, 2016 is as follows:

	2017	2016
Beginning balance	$1,225,803	$1,648,255
Initial derivative liability	48,918	509,969
Fair value change	7,069,970	(846,370)
Reduction for debt payments/conversions		(1,778,971)
Ending balance	$8,344,691	$1,225,803

The fair value on the commitment dates for the Note fundings from January 1, 2017 through March 31, 2017, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	305%-356%	356%
Expected term	.25 years	.25 years
Risk free interest	.50%-.76%	.76%

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2017 the Company owed $14,424, $27,623 and $16,350 to the CEO, former COO and former CFO, respectively, for accrued and unpaid fees, of these amounts $30,774 is included in accounts payable and accrued liabilities, stockholders, and $27,623 is included in liabilities of discontinued operations on the March 31, 2017, balance sheet.

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $246 for the three months ended March 31, 2017, and 2016, respectively. As of March 31, 2017 and December 31, 2016, the former COO was owed accrued interest of $4,856 and $4,610, respectively, which is included in liabilities of discontinued operations on the balance sheets presented herein. As of March 31, 2017 and December 31, 2016, the loan balance was $12,482, which is also included in liabilities of discontinued operations.

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

Also on December 31, 2015, Quasar entered into a one year lease of the property to Miller Fabrication, LLC (“Miller”). Miller is controlled by the same individual as Tonaquint and CVP, and therefore is a related party to the Company. After the initial term, the lease is renewable on a month to month basis until terminated, with either party required to notify the other party thirty days in advance of terminating the lease.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in an industrial complex in Irvine California. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company was straight lining the 24 months costs over the 26 month term of the lease through December 31, 2015, and in January 2016, the Company realized as an expense the remainder of the lease and recorded a liability (included in liabilities of discontinued operations). Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease Dove received $36,750 during the year ended December 31, 2016. The Company reduced the Dove convertible note for the proceeds and reduced rent expense. Net rent expense was $33,502 for the three months ended March 31, 2016, and is included in loss from discontinued operations. For public reporting purposes and corporate correspondences regarding such, the Company utilizes the office address of a company controlled by our former CFO in West Palm Beach, FL at no charge.

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

WARRANTS

In June 2014, the Company issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50.00 per share. As of March 301, 2017, and December 31, 2016, based on the Market Price, the Company estimated the number of shares that can be purchased to be 6,545.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2015, the Company’s board of directors approved the purchase of certain real property and completed the purchase on December 31, 2015. In January 2016, the Company ceased its’ prior business activity of marketing, manufacturing and selling horticulture cabinets.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of March 31, 2017, and December 31, 2016. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three months ended March 31, 2017, and 2016 are summarized below:

	Three months ended March 31,
	2017	2016
Sales	$—	$7,350
Operating expenses:
Rent	—	33,502
General and administrative	—	2,849
Other	—	(4,079)
Total operating expenses	—	32,272
Loss from discontinued operations
net of income taxes	$—	$(24,922)

The Company did have any assets of discontinued operations as of March 31, 2017 and December 31, 2016.The following table presents the reconciliation of carrying amounts of major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at March 31, 2017 and December 31, 2016:

	2017	2016
Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$68,778	$67,680
Accounts payable and accrued expenses, stockholders	27,623	37,190
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$108,883	$117,352

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2017 and December 31, 2016, the Company had an accumulated deficit of $15,106,046 and $7,873,328 and as of March 31, 2017, a working capital deficit of $10,143,683. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three months ended March 31, 2017 and 2016) and began operations in the land leasing business.

Results of Operations

For the three and months ended March 31, 2017 compared to the three months ended March31, 2016

Revenues, related party

Revenues, related party for the three months ended March 31, 2017 and 2016 of $3,000, respectively, were pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one year lease agreement, with renewal clauses, with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $34,309 compared to a credit of $2,599 for the three months ended March 31, 2016. The expenses were comprised of the following:

	Three months ended March 31,
Description	2017	2016
Professional fees	$24,194	$20,530
Depreciation	111	259
Gain on debt payments	—	(29,382)
Loss on fixed asset disposal	1,242	—
Other general and administrative	8,762	5,993
Total	$34,309	$(2,599)

Other Expenses

Other expense for the three months ended March 31, 2017 were $7,201,409 compared to $1,226,214 for the three months ended March 31, 2016. Included in other expenses for the three months ended March 31, 2017 was an expense of $7,093,755 for the change in the fair value of derivative liabilities, compared to $611,902 for the three months ended March 31, 2016. Interest expense, other for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
Description	2017	2016
Amortization of discount on convertible notes	$25,133	$236,855
Face value of issued interest, convertible notes	76,679	28,837
Debt default penalty	—	344,654
Amortization of deferred financing costs	—	1,018
Other	5,842	2,948
Total	$107,654	$614,312

Net Loss

Net loss for the three months ended March 31, 2017, was $7,232,718 and $1,245,537, respectively, and primarily as a result of increases of $7,093,755 and $611,902 in the fair value of derivative liabilities for the three months ended March 31, 2017 and 2016, respectively. There was also a decrease in interest expense for the three months ended March 31, 2017 of $506,658, compared to the three months ended March 31, 2016. Included in the 2016 period net loss is the loss of discontinued operations of $24,922 for the three months ended March 31, 2016.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2017, we had $2,582 in cash or cash equivalents on hand. At March 31, 2017 we had current liabilities of $10,148,265 (including $8,344,691 of derivative liabilities) compared to current assets of $4,582 which resulted in a negative working capital position of $10,143,683. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and liabilities of discontinued operations.

Operating Activities

Cash from operating activities for the three months ending March 31, 2017 was $9,469 compared to cash used in operating activities of $402,036 for the three months ended March 31, 2016. For the three months ended March 31, 2017, non-cash activity included; $7,093,755 of derivative liability expense and $25,132 of amortization of discounts and fees on convertible notes, were major factors to adjust net loss to net cash used in operating activities.

Non-cash expenses for the three months ended March 31, 2016, of $236,854 of amortization of discounts on convertible notes and deferred financing fees, $611,902 of derivative liability expense, and the loss on discontinued operations of $24,922 reduced by the gain on debt settlements of $28,195 were major adjusting factors to reconcile the Company’s net loss of $1,245,537 to net used in operating activities.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the three months ended March 31, 2017 and 2016, respectively.

Financing Activities

There was no cash provided by financing activities from continuing operations for the three months ended March 301, 2017 and 2016, respectively. During the three months ended March 31, 2016, Dove received $17,500 pursuant to a sublease.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at March 31, 2017 and a net loss for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property during the month the tenant is responsible for payment. Revenues from the sale of cabinets for the period ending March 31, 2016is included in net loss from discontinued operations.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended March 31, 2017 and 2016, 1,808,278 and 968,960 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of March 31, 2017 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. Defaults upon Senior Securities

None

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

Dated: May 4, 2017	CABINET GROW, INC.

By: /s/ Barry Hollander
Barry Hollander
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal accounting officer)

