Form 10-Q
period 2017-06-30
Cabinet Grow, Inc.
filed 2017-08-07
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of August 4, 2017, was 1,200,043 shares.

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

CABINET GROW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$7,582	$1,582
Prepaid assets and other	—	4,000
Total current assets	7,582	5,583

Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $3,463 (2017) and $5,407 (2016)	180,275	181,649
Total assets	$187,857	$187,232

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$310,248	$144,425
Accounts payable and accrued expenses, stockholders	16,350	16,350
Note payable, related party	180,000	180,000
Convertible notes payable, related party	1,291,181	1,229,360
Derivative liability	712,186	1,225,803
Liabilities of discontinued operations	122,456	121,962
Total current liabilities	2,632,421	2,917,900

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,200,043 shares issued and outstanding	1,200	1,200

Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and authorized	—	—
Additional paid-in capital	5,141,459	5,141,459
Accumulated deficit	(7,587,223)	(7,873,328)

Total stockholders' deficit	(2,444,563)	(2,730,669)

	$187,857	$187,232

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, related party	$3,000	$3,000	$6,000	$6,000

Operating Expenses:
Salaries and management fees			—	—
Professional fees	22,000	7,550	46,194	28,080
General and administrative	5,245	6,015	14,007	12,007
Depreciation and amortization	21	259	132	517
Loss on fixed asset disposal	—	—	1,242	—
Gain on debt settlements		(8,368)	—	(37,750)

Total operating expenses	27,266	5,455	61,575	2,854

Gain (loss) from operations	(24,266)	(2,455)	(55,575)	3,146

Other income (expenses):
Derivative liability	7,594,070	207,652	554,315	(404,250)
Interest expense	(104,981)	(446,849)	(212,635)	(1,061,160)

Total other income (expense), net	7,489,089	(239,197)	341,680	(1,465,410)

Net income (loss) from continuing operations	7,464,823	(241,652)	286,105	(1,462,264)
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	—	10,200	—	(14,723)
Net income (loss)	$7,464,823	$(231,452)	$286,105	$(1,476,987)

Basic and diluted net income (loss) per share:
Continuing operations	$6.22	$(1.63)	$0.24	$(9.87)
Discontinued operations	$—	$0.07	$—	$(0.10)

	$6.22	$(1.56)	$0.24	$(9.97)
Weighted average number of common shares outstanding - Basic and diluted	1,200,043	148,221	1,200,043	148,221

CABINET GROW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$286,105	$(1,476,987)
Net loss from discontinued operation	—	14,723
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on convertible debt reduction	—	(36,563)
Loss on disposal of fixed assets	1,242	—
Depreciation	132	517
Amortization of discounts on convertible notes	40,694	502,981
Change in fair value of derivative liabilities	(554,315)	404,250
Initial derivative liability on convertible notes	—	388,969
Other non cash interest expense	5,620	—
Expenses paid by related party	3,104
Amortization of deferred financing fees	—	2,036
Changes in operating assets and liabilities:
Decrease (increase) in :
Rent receivable, related party	—	(6,000)
Prepaid assets and other	4,000	—
Increase (decrease) in :
Accounts payable and accrued expenses	218,926	195,135
Accounts payable and accrued expenses, stockholder	—	(5,007)
Net cash provided by (used in) operating activities- continuing operations	5,508	(15,947)
Net cash provided by operating activities- discontinued operations	492	42,160
Net cash provided by operating activities	6,000	26,213

Cash flows from investing activities:
Net cash used in investing activities- discontinued operations	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities- continuing operations	—	—
Net cash used in financing activities- discontinued operations	—	(28,500)
Net cash used in financing activities	—	(28,500)

Net decrease in cash and cash equivalents	6,000	(2,287)
Cash and cash equivalents, beginning	1,582	2,287

Cash and cash equivalents, ending	$7,582	$—

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:

Original issue discount on convertible promissory notes	$5,620	$8,837

Accounts payable paid directly by related party lender	$53,097	$88,370

Debt discount for derivatives	$40,694	$372,027

CABINET GROW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

On June 13, 2017, the Company formed a wholly owned subsidiary, Data420 and filed Articles of incorporation with the Nevada Secretary of State. Also on June 13, 2017, the Company formed a wholly owned subsidiary, 420 Data Sciences L.L.C. (“420 Data”) and filed Articles of Organization Limited-Liability Company, with the Nevada Secretary of State. On June 14, 2017, the Company filed an amendment to the Articles of Organization changing the name from 420 Data to Data420 Sciences, L.L.C. On June 16, 2017, the Company filed an Amendment to the Articles of Organization changing the name to Data420 Sciences L.L.C.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2016 on Form 10-K. Interim results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Equipment	$826	$826
Manufacturing equipment	—	3,318
Computers and software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(3,463)	(5,407)
Balance	$180,275	$181,649

Depreciation expense for the three and six months ended June 30, 2017, was $20 and $131, respectively, and was $259 and $518, for the three and six months ended June 30, 2106, respectively. During the six months ended June 30, 2017, the Company disposed of $3,318 of manufacturing equipment, and recorded a loss on disposal of fixed assets of $1,242.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property during the month the tenant is responsible for payment. Revenues from the sale of cabinets are included in discontinued operations for all periods presented herein.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 for each fair value hierarchy level:

June 30, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$712,186	$712,186
December 31, 2016
Level I	$—	$—
Level II	$—	$—
Level III	$1,225,803	$1,225,803

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending June 30, 2017 and 2016, 3,688,377 and 1,091,662 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

A summary of the convertible note payable balance as of June 30, 2017 and December 31, 2016 is as follows:

	2017	2016
Beginning balance	$1,229,360	$1,306,007
Convertible notes-newly issued	61,821	205,434
Debt default penalty	—	344,654
Payments of convertible notes	—	(36,750)
Conversions of convertible notes	—	(589,985)
Ending balance	$1,291,181	$1,229,360

The newly issued funded amounts for the six months ended June 30, 2017 were made directly to various vendors by or on behalf of Dove and includes $5,620 of OID. The Company has also not recorded the remaining balance of the Investor Notes issued by CVP to the Company.

As security for the Note, the Company’s former CEO and former COO each pledged to CVP their 50 shares of Class A Preferred Stock (see Note 8). On August 5, 2016, Dove acquired all of the Class A Preferred Stock.

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

The Note may be converted at the option of the holder, on the date that is six months from the Trading Date (defined in the Purchase Agreement as the date on which the Common Stock is first trading on an Eligible Market) or at any time thereafter at a conversion price of $0.1976. The conversion price is equal to $6,500,000 divided by 132,000 (the amount of fully diluted shares of Common Stock of the Company on the date the Company filed its’ Registration Statement). In the event the Company elects to prepay all or any portion of the Company Note, the Company is required to pay to CVP an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. On July 16, 2015, CVP converted $50,000 of accrued and unpaid interest under the Company Note into 1,015 shares of common stock.

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

WARRANT

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50.00 per share. As of June 30, 2017, and December 31, 2016, based on the Market Price, the Company estimated the number of shares that can be purchased to be 6,545.

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

On June 30, 2017, the Company revalued the warrant at $3,978 using the Black- Scholes option pricing model and recorded credits of $21,431 and $8,366 to derivative liability expense for the three and six months ended June 30, 2017, respectively, and decreased the derivative liability by $8,366 on the balance sheet as of June 30, 2017.

NOTE 4 –DERIVATIVE LIABILITIES

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of June 30, 2017 and December 31, 2016 is as follows:

	2017	2016
Beginning balance	$1,225,803	$1,648,255
Initial derivative liability	64,483	509,969
Fair value change	(578,100)	(846,370)
Reduction for debt payments/conversions		(1,778,971)
Ending balance	$712,186	$1,225,803

The fair value on the commitment dates for the Note fundings from January 1, 2017 through June 30, 2017, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	305%-388%	376%
Expected term	.25 years	.25 years
Risk free interest	.50%-.1.02%	1.04%

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2017, and December 31, 2016, the Company owed $37,191 to former officers of the Company (included in liabilities of discontinued operations) and $16,350 to the current CEO (included in accounts payable and accrued expenses, stockholders).

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $246 and $492 for the three and six months ended June 30, 2017, and 2016, respectively. As of June 30, 2017 and December 31, 2016, the former COO was owed accrued interest of $5,102 and $4,610, respectively, which is included in liabilities of discontinued operations on the balance sheets presented herein. As of June 30, 2017 and December 31, 2016, the loan balance was $12,482, which is also included in liabilities of discontinued operations

NOTE PAYABLE, RELATED PARTY

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

Also on December 31, 2015, Quasar entered into a one year lease (the initial term) of the property to Miller Fabrication, LLC (“Miller”). Miller is controlled by the same individual as Tonaquint and CVP, and therefore is a related party to the Company. After the initial term, the lease is renewable on a month to month basis until terminated, with either party required to notify the other party thirty days in advance of terminating the lease.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in an industrial complex in Irvine California. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company was straight lining the 24 months costs over the 26 month term of the lease through December 31, 2015, and in January 2016, the Company realized as an expense the remainder of the lease and recorded a liability (included in liabilities of discontinued operations). Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party. For the three and six months ended June 30, 2016, Dove received $11,000 and $28,500 under the terms of the sublease. The Company reduced the Dove convertible note for the proceeds and reduced rent expense. Net rent expense was a credit of $11,000 (for the amounts the sub-tenant paid directly to Dove) and expense of $22,502 for the three and six months ended June 30, 2016, respectively, and is included in loss from discontinued operations. For public reporting purposes and corporate correspondences regarding such, the Company utilizes the office address of a company controlled by our CEO in West Palm Beach, FL at no charge.

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

WARRANTS

In June 2014, the Company issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50.00 per share. As of June 30, 2017, and December 31, 2016, based on the Market Price, the Company estimated the number of shares that can be purchased to be 6,545.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2015, the Company’s board of directors approved the purchase of certain real property and completed the purchase on December 31, 2015. In January 2016, the Company ceased its’ prior business activity of marketing, manufacturing and selling horticulture cabinets.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of June 30, 2017, and December 31, 2016. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

The Company did not have any activity in discontinued operations for the three and six months ended June 30, 2017. A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three and six months ended June 30, 2016 are summarized below:

	Three and six months ended June 30, 2016
	Three months	Six months
Sales	$—	$7,350
Operating expenses:
Rent	(11,000)	22,502
General and administrative	800	3,649
Other	—	(4,078)
Total operating expenses	(10,200)	22,073
Income (loss) from discontinued operations
net of income taxes	$10,200	$(14,723)

The Company did not have any assets of discontinued operations as of June 30, 2017 and December 31, 2016.The following table presents the reconciliation of carrying amounts of major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at June 30, 2017 and December 31, 2016:

	2017	2016
Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$67,681	$67,680
Accounts payable and accrued expenses, stockholders	42,293	41,800
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$122,456	$121,962

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2017 and December 31, 2016, the Company had an accumulated deficit of $7,587,223 and $7,873,328 and as of June 30, 2017, a working capital deficit of $2,624,839. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three and six months ended June 30, 2017 and 2016) and began operations in the land leasing business.

Results of Operations

For the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Revenues, related party

Revenues, related party for the three and six months ended June 30, 2017 and 2016 of $3,000 and $6,000, respectively, were pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one year lease agreement, with renewal clauses, with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2017 were $27,266 and $61,574 compared to $5,455 and %2,854 for the three and six months ended June 30, 2016, repsectively. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2017	2016	2017	2016
Professional fees	$22,000	$7,550	$46,194	$28,080
Depreciation	21	259	132	517
Gain on debt payments	—	(8,368)	—	(37,750)
Loss on fixed asset disposal	—	—	1,242	—
Other general and administrative	5,245	6,015	14,007	12,007
Total	$27,266	$5,455	$61,575	$2,854

Other Income (Expenses)

Other income for the three and six months ended June 30, 2017 was $7,489,089 and $341,680, respectively, compared to other expenses of $239,197 and $1,465,410 for the three and six months ended June 30, 2016. Included in other income for the three and six months ended June 30, 2017 were credits of $7,954,070 and $554,315, respectively, for the change in the fair value of derivative liabilities, compared to a credit of $207,652 and an expense of $404,250, respectively, for the three and six months ended June 30, 2016. Interest expense, other for the three and six months ended June 01, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2017	2016	2017	2016
Amortization of discount on convertible notes	$15,562	$266,126	$40,694	$502,982
Face value of issued interest, convertible notes	83,749	176,757	160,429	205,954
Debt default penalty	—	—	—	344,654
Amortization of deferred financing costs	—	1,018	—	2,036
Other	5,670	2,948	11,512	5,534
Total	$104,981	$446,849	$212,635	$1,061,160

Net Loss

Net income for the three and six months ended June 30, 2017, was $7,464,823 and $286,105, respectively, and primarily as a result of decreases of $7,594,070 and $554,315 in the fair value of derivative liabilities for the three and six months ended June 30, 2017, respectively. There was also a decrease in interest expense for the three and six months ended June 30, 2017 of $361,868 and $848,525, compared to the three and six months ended June 30, 2016. Included in the 2016 period net loss is the gain and loss of discontinued operations of $10,200 and $14,723, respectively for the three and six months ended June 30, 2016.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2017, we had $7,582 in cash or cash equivalents on hand. At June 30, 2017 we had current liabilities of $2,632,421 (including $712,186 of derivative liabilities) compared to current assets of $7,582 which resulted in a negative working capital position of $2,624,839. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and liabilities of discontinued operations.

Operating Activities

Cash from operating activities for the six months ending June 30, 2017 was $5,507 compared to cash used in operating activities of $15,947 for the six months ended June 30, 2016. For the six months ended June 30, 2017, non-cash activity included; $554,315 of a credit to derivative liability expense and $40,694 of amortization of discounts and fees on convertible notes, were major factors to adjust net loss to net cash used in operating activities.

For the six months ended June 30, 2016, non-cash expenses of $505,017 of amortization of discounts and fees on convertible notes, $404,250 of derivative liability expense, $36,563 of gain on convertible debt payments and $14,723 of a net loss on discontinued operations were major factors to adjust net loss to net cash used in operating activities.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the six months ended June 30, 2017 and 2016, respectively.

Financing Activities

There was no cash provided by financing activities from continuing operations for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2016, Dove received $28,500 pursuant to a sublease.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at June 30, 2017 and a net loss for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s cash position is not sufficient to support its daily operations. The Company relies solely on Dove for paying all of the Company’s expenses. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending June 30, 2017 and 2016, 3,688,377 and 1,091,662 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and it was determined that our disclosure controls and procedures were not effective as of June 30, 2017 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. Defaults upon Senior Securities

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.2	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.3	Bylaws of Cabinet Grow, Inc. (California Corporation). (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.4	Articles of Merger and Agreement and Plan of Merger filed with the Nevada Secretary of State on May 16, 2014. (Incorporated herein by reference to Exhibit 3.4 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.5	Bylaws of Cabinet Grow, Inc. (Nevada corporation). (Incorporated herein by reference to Exhibit 3.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 2, 2016.(Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2016).
3.7*	Articles of Incorporation filed with the Nevada Secretary of State on June 13, 2017 for Data420.
3.8*	Articles of Organization Limited Liability Company filed with Nevada Secretary of State on June 13, 2017,for 420 Data Sciences L.L.C.
3.9*	Amended Articles of Organization filed with Nevada Secretary of State on June 14, 2017, changing the name of 420 Data Sciences, L.L.C. to Data420 Sciences, L.L.C.
3.10*	Amended Articles of Organization filed with Nevada Secretary of State on June 16, 2017, changing the name of Data420 Sciences, L.L.C. to Data420 Sciences L.L.C.
4.1	Certificate of Designation Class A Preferred Stock. (Incorporated herein by reference to Exhibit 4.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
4.2	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Sam May dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.3	Class A Preferred Stock Purchase Agreement between Cabinet Grow, Inc. and Matt Lee dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.4	$22,000 Convertible Promissory Note with Gary Gilman. (Incorporated herein by reference to Exhibit 4.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.41	$22,000 Convertible Promissory Note with Sean Cook. (Incorporated herein by reference to Exhibit 4.41 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.42	$22,000 Convertible Promissory Note with Maureen Lee. (Incorporated herein by reference to Exhibit 4.42 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.5	Security Purchase Agreement (“SPA”) Chicago between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Includes Exhibit N). (Incorporated herein by reference to Exhibit 4.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.6	Secured Convertible Promissory Note between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.6 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.7	Pledge Agreement between Sam May and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.7 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.8	Pledge Agreement between Matt Lee and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.8 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.9	Warrant to Purchase Common Stock between Cabinet Grow, Inc. and Chicago Venture Partners, L.P. dated June 6, 2014. (Incorporated herein by reference to Exhibit 4.9 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.10	Amended form of Subscription Agreement. (Incorporated herein by reference to Exhibit 4.10 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.11	Membership Interest Pledge Agreement (Buyer Pledge Agreement). (Incorporated herein by reference to Exhibit 4.11 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.12	Allocation of Purchase Price. (Incorporated herein by reference to Exhibit 4.12 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.13	Secured Buyer Note #2. (Incorporated herein by reference to Exhibit 4.13 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.14	Secured Buyer Note #4. (Incorporated herein by reference to Exhibit 4.14 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.15	Security Agreement. (Incorporated herein by reference to Exhibit 4.15 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.16	Irrevocable Transfer Agent Instructions. (Incorporated herein by reference to Exhibit 4.16 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.17	Secretary’s Certificate. (Incorporated herein by reference to Exhibit 4.17 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
4.18	Share Issuance Resolution. (Incorporated herein by reference to Exhibit 4.18 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.1	Agreement to Assign Assets between Cabinet Grow, Inc. and Matt Lee dated April 30, 2014. (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.2	Merger Agreement. (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.3	Promissory Note between Cabinet Grow, Inc. and Matt Lee dated April 29, 2014. (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.4	Secured Buyer Note #1. (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.5	Secured Buyer Note #3. (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
10.6+	Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
10.7+	Form of Stock Option Agreement under the Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
10.8+	Form of Stock Award Agreement for Restricted Stock under the Cabinet Grow, Inc. 2015 Equity Compensation Plan. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2015).
10.9	Forbearance and Standstill Agreement dated September 10, 2015 by and among Chicago Venture Partners, L.P., Cabinet Grow, Inc., Matt Lee and Sam May (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2015).
10.10	Membership Interest Purchase Agreement, dated as of December 31, 2015, between Cabinet Grow, Inc. and Tonaquint, Inc.(Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2016).
10.11	Secured Promissory Note issued by Cabinet Grow, Inc. to Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2016).
10.12	Membership Interest Pledge Agreement, dated as of December 31, 2015, between Cabinet Grow, Inc. and Tonaquint, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2016).
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

Dated: August 4, 2017

CABINET GROW, INC.

By:   /s/ Barry Hollander

Barry Hollander

Chief Executive Officer (principal executive officer)

Chief Financial Officer (principal accounting officer)