Form 10-Q
period 2017-09-30
Cabinet Grow, Inc.
filed 2017-11-20
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-197749

CABINET GROW, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5546647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 714
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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of November 17, 2017, was 1,200,043 shares.

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

CABINET GROW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,582	$1,582
Prepaid assets and other	—	4,000
Total current assets	10,582	5,583

Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $3,483 (2017) and $5,407 (2016)	180,255	181,649
Total assets	$190,837	$187,232

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$403,307	$144,425
Accounts payable and accrued expenses, stockholders	16,350	16,350
Note payable	180,000	180,000
Convertible notes payable, related party	1,309,407	1,229,360
Derivative liability	2,299,608	1,225,803
Liabilities of discontinued operations	122,702	121,962
Total current liabilities	4,331,374	2,917,900

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,200,043 shares issued and outstanding	1,200	1,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	5,141,458	5,141,459
Accumulated deficit	(9,283,196)	(7,873,328)

Total stockholders' deficit	(4,140,537)	(2,730,669)

Total Liabilities and Stockholders' deficit	$190,837	$187,232

CABINET GROW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$3,000	$3,000	$9,000	$9,000

Operating Expenses:
Professional fees	14,500	35,750	60,694	63,830
General and administrative	2,069	4,491	16,076	16,498
Depreciation and amortization	20	259	152	776
Loss on fixed asset disposal	—	—	1,242	—
Gain on debt settlements		(21,899)	—	(59,649)

Total operating expenses	16,589	18,601	78,164	21,455

Loss from operations	(13,589)	(15,601)	(69,164)	(12,455)

Other income (expenses):
Derivative liability	(1,570,857)	117,909	(1,016,542)	(286,341)
Interest expense	(111,528)	(389,074)	(324,162)	(1,450,234)
Total other expense, net	(1,682,385)	(271,165)	(1,340,704)	(1,736,575)

Net loss from continuing operations	(1,695,972)	(286,766)	(1,409,868)	(1,749,030)
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	—	6,437	—	(8,285)
Net loss	$(1,695,972)	$(280,329)	$(1,409,868)	$(1,757,315)

Basic and diluted net income (loss) per share:
Continuing operations	$(1.41)	$(0.32)	$(1.17)	$(4.39)
Discontinued operations	$—	$0.01	$—	$(0.02)

	$(1.41)	$(0.31)	$(1.17)	$(4.42)
Weighted average number of common shares outstanding Basic and diluted	1,200,043	899,492	1,200,043	398,645

CABINET GROW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,409,868)	$(1,757,315)
Net loss from discontinued operation	—	8,285
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on convertible debt reduction	—	(43,462)
Loss on disposal of fixed assets	1,242	—
Depreciation	152	776
Initial derivative expense	30,080	481,298
Amortization of discounts on convertible notes	64,540	806,713
Change in fair value of derivative liabilities	986,462	286,341
Expenses paid by related party	72,770
Amortization of deferred financing fees	—	3,054
Changes in operating assets and liabilities:
Decrease (increase) in :
Rent receivable	—	(1,000)
Prepaid assets and other	4,000	—
Increase (decrease) in :
Accounts payable and accrued expenses	258,882	(51,184)
Accounts payable and accrued expenses, stockholder	—	(4,761)
Net cash provided by (used in) operating activities- continuing operations	8,261	(271,257)
Net cash provided by operating activities- discontinued operations	740	313,720
Net cash provided by operating activities	9,000	42,463

Cash flows from investing activities:
Net cash used in investing activities- discontinued operations	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities- continuing operations	—	—
Net cash used in financing activities- discontinued operations	—	(36,750)
Net cash used in financing activities	—	(36,750)

Net increase in cash and cash equivalents	9,000	5,713
Cash and cash equivalents, beginning	1,582	2,287

Cash and cash equivalents, ending	$10,582	$8,000

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$7,277	$8,837

Accounts payable paid directly by related party lender	$—	$88,370

Debt discount for derivatives	$—	$372,027

Initial derivative liability	$57,263	$—

CABINET GROW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

On June 13, 2017, the Company formed a wholly owned subsidiary, Data420 and filed Articles of Incorporation with the Nevada Secretary of State. Also on June 13, 2017, the Company formed a wholly owned subsidiary, 420 Data Sciences L.L.C. (“420 Data”) and filed Articles of Organization Limited-Liability Company, with the Nevada Secretary of State. On June 16, 2017, 420 Data filed an Amendment to the Articles of Organization changing the name of 420 Data to Data420 Sciences, LLC (“Data420 Sciences”).

On November 24, 2016, the Company announced as a result of a working capital deficiency the Company has significantly reduced its’ cabinet making operations, including the layoff of all non-executive employees and has stopped taking new orders from customers.

On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). Quasar and the Seller are related parties to Chicago Venture Partners, L.P. (“CVP”), the Company’s main lender until April 29, 2016 (See Note 3). The Company has agreed to purchase (the “Purchase”) the Membership Interest from the Seller for a purchase price of $180,000 pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”).

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

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three and nine months ended September 30, 2016) and began operations in the land leasing business.

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

On April 29, 2016, CVP and Tonaquint sold and transferred all of their ownership and rights under the CVP SPA and Note and the Tonaquint SPA and related Purchase documents to The Dove Foundation (“Dove”). On May 17, 2016, the Company received notification that Dove has waived the 9.99% ownership limitation contained in the CVP Note.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2016 on Form 10-K. Interim results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Equipment	$826	$826
Manufacturing equipment	—	3,318
Computers and software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(3,483)	(5,407)
Balance	$180,255	$181,649

Depreciation expense for the three and nine months ended September 30, 2017, was $20 and $152, respectively, and was $259 and $776, for the three and nine months ended September 30, 2016, respectively. During the nine months ended September 30, 2017, the Company disposed of $3,318 of manufacturing equipment, and recorded a loss on disposal of fixed assets of $1,242.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 for each fair value hierarchy level:

September 30, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,299,608	$2,299,608

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending September 30, 2017 and 2016, 3,942,664 and 693,489 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

The Company began trading as a public Company on July 13, 2015, and on that date the Company determined that the conversion feature of the Note represented an embedded derivative since the Note contains provisions that automatically reduce the conversion price. Accordingly, on July 13, 2015, the Note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred prior to July 13, 2015, were recorded as a liability on July 13, 2015, on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. The discount was amortized from the date of issuance to the maturity date of the Note. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

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

On May 17, 2016, the Company received notification that Dove waived the 9.99% ownership limitation contained in the CVP Note,.

On July 8, 2016, Dove acquired all of the Class A Preferred Stock.

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

A summary of the convertible note payable balance as of September 30, 2017 and December 31, 2016 is as follows:

	2017	2016
Beginning balance	$1,229,360	$1,306,007
Convertible notes-newly issued	80,047	205,434
Debt default penalty	—	344,654
Payments of convertible notes	—	(36,750)
Conversions of convertible notes	—	(589,985)
Ending balance	$1,309,407	$1,229,360

The newly issued funded amounts for the nine months ended September 30, 2017 were made directly to various vendors by or on behalf of Dove and includes $7,277 of OID. The OID is amortized immediately to interest expense, due to the Note being in default. The embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred during the nine months ended September 30, 2017, were recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. The discount was amortized immediately to interest expense, due to the Note being in default. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

WARRANT

The Company also issued a five year warrant to CVP to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). As of September 30, 2017, and December 31, 2016, based on the Market Price, the Company estimated the number of shares that can be purchased to be 6,545.

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

On September 30, 2017, the Company revalued the warrant at $8,127 using the Black- Scholes option pricing model and recorded an expense for the three months ended September 30, 2017 of $3,910 and a credit to of $4,217 to derivative liability expense for the nine months ended September 30, 2017, respectively, and decreased the derivative liability by $4,217 on the balance sheet as of September 30, 2017.

NOTE 4 –DERIVATIVE LIABILITIES

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of September 30, 2017 and December 31, 2016 is as follows:

	2017	2016
Beginning balance	$1,225,803	$1,648,255
Initial derivative liability	87,340	509,969
Fair value change	986,465	846,370
Reduction for debt payments/conversions		(1,778,791)
Ending balance	$2,299,608	$1,225,803

The fair value on the commitment dates for the Note fundings from January 1, 2017 through June 30, 2017, were valued using the Black-Scholes option pricing model. The fair value for fundings from July 1, 2017 through September 30, 2017, and the re-measurement date for all of the Company’s derivative liabilities were based upon the Monte Carlo simulation valuation model with the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	305%-388%	360%
Expected term	.25 years	.25 years
Risk free interest	.50% - 1.06%	1.06%

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2017, and December 31, 2016, the Company owed $37,190 to former officers of the Company (included in liabilities of discontinued operations) and $16,350 to the current CEO (included in accounts payable and accrued expenses, stockholders).

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $247 and $738 for the three and nine months ended September 30, 2017, and 2016, respectively. As of September 30, 2017, and December 31, 2016, the former COO was owed accrued interest of $5,344 and $4,610, respectively, which is included in liabilities of discontinued operations on the balance sheets presented herein. As of September 30, 2017, and December 31, 2016, the loan balance was $12,482, which is also included in liabilities of discontinued operations

NOTE PAYABLE

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

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”). The Note, as amended, matures June 30, 2018, and carries simple interest at the rate of six percent per annum. For the three and nine months ended September 30, 2017, the Company has recorded $2,700 and $8,100 of interest expense. As of September 30, 2017, accrued and unpaid interest is $8,900.

Also on December 31, 2015, Quasar entered into a one-year lease (the initial term) of the property to Miller Fabrication, LLC (“Miller”). After the initial term, the lease is renewable on a month to month basis until terminated, with either party required to notify the other party thirty days in advance of terminating the lease.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in an industrial complex in Irvine California. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company was straight lining the 24 months costs over the 26 month term of the lease through December 31, 2015, and in January 2016, the Company realized as an expense the remainder of the lease and recorded a liability (included in liabilities of discontinued operations). Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party. For the three and nine months ended September 30, 2016, Dove received $8,250 and $36,750 under the terms of the sublease. The Company reduced the Dove convertible note for the proceeds and reduced rent expense. Net rent expense was a credit of $6,588 (for the amounts the sub-tenant paid directly to Dove) and expense of $15,914 for the three and nine months ended September 30, 2016, respectively, and is included in loss from discontinued operations. For public reporting purposes and corporate correspondences regarding such, the Company utilizes the office address of a company controlled by our CEO in West Palm Beach, Florida at no charge.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On March 18, 2016, the Board of Directors of the Company, acting pursuant to a Majority Consent of Stockholders, approved an amendment to the Articles of Incorporation (the “Amended and Restated Articles”) to among other matters, clarify that of the 310,000,000 shares of authorized capital stock of the Company, 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, and to clarify that of the 10,000,000 shares of preferred stock, 100 have been designated as Class A Preferred Stock. Additionally, the Board has the authority to create and designate the rights and preferences of, additional series of preferred stock, without further stockholder approval. On May 2, 2016, the Company filed the Amended and Restated Articles with the Nevada Secretary of State. The Board also approved a resolution giving the Board the authority to effect between a 1:10 and a 1:250 consolidation of the outstanding common stock at any time before December 31, 2016, and to leave the authorized shares of common stock unchanged at 300,000,000. On December 30, 2016, the Board authorized a consolidation, whereby every 250 shares of the Company’s common stock would be consolidated into 1 share. The consolidation became effective on March 9, 2017. All share references in these financial statements have been retroactively restated for this stock split.

CLASS A PREFERRED STOCK

On June 3, 2014, the Company’s Board of Directors adopted and approved the Class A Preferred Stock Certificate of Designation, establishing the terms, conditions and relative rights of the Class A Preferred Stock, including that the holders of the Class A Preferred Stock (the “Class A Holders”) shall have limited voting rights and powers compared to the voting rights and powers of holders of Common Stock and other series of Preferred Stock. The Class A Holders shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, but only with respect to the following matters (collectively, the “Class A Voting Matters”): (i) the appointment and/or removal of any member of the Company’s board of directors, (ii) any matter related to or transaction (or series of transactions) pursuant to which the Company would sell or license all or substantially all of its assets or the stockholders of the Company would sell all or substantially all of their shares of the Company’s stock or where the Company would merge with or into any other entity, (iii) causing the Company to register its Common Stock for trading pursuant to the Securities Exchange Act of 1934, as amended, including by filing a Registration Statement on Form S-1 with the Securities Exchange Commission and filing and obtaining FINRA approval of a Form 15c2-11, and (iv) with respect to any matter involving a transaction whereby the Company will become part of or merge into an existing public company. For so long as Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Class A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on only Class A Preferred Voting Matters regardless of the actual number of shares of Class A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power for any Class A Preferred Voting Matter. The Board also approved the issuance of 50 shares each of the Class A Preferred Stock to the Company’s Chief Executive Officer and Chief Operating Officer. The issued shares of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock. On July 8, 2016, in two private transactions, Dove purchased in the aggregate, 100 shares of Class A Preferred Stock from two shareholders (50 shares each), representing 100% of the issued and outstanding Class A Preferred Stock.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2015, the Company’s board of directors approved the purchase of certain real property and completed the purchase on December 31, 2015. In January 2016, the Company ceased its’ prior business activity of marketing, manufacturing and selling horticulture cabinets.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of September 30, 2017, and December 31, 2016. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

The Company did not have any activity in discontinued operations for the three and six months ended September 30, 2017. A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 are summarized below:

	Three and nine months ended September 30, 2016
	Three months	Nine months
Sales	$—	$7,350
Operating expenses:
Rent	(6,588)	15,913
General and administrative	151	3,800
Other	—	(4,078)
Total operating expenses	(6,437)	15,635
Income (loss) from discontinued operations
net of income taxes	$6,437	$(8,285)

The Company did not have any assets of discontinued operations as of September 30, 2017 and December 31, 2016. The following table presents the reconciliation of carrying amounts of major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at September 30, 2017 and December 31, 2016:

	2017	2016
Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$67,681	$67,680
Accounts payable and accrued expenses, stockholders	42,539	41,800
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$122,702	$121,962

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2017, and December 31, 2016, the Company had an accumulated deficit of $9,283,196 and $7,873,328 and as of September 30, 2017, a working capital deficit of $4,320,792. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

As a result of a working capital deficiency the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems operations. On December 31, 2015, the Company purchased a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). The Company purchased the Membership Interest from the Seller for a purchase price of $180,000 pursuant to the terms of a Membership Interest Purchase Agreement. The Company now operates in the land leasing business. The Company’s cash position is not sufficient to support its daily operations. The Company relies solely on Dove for paying all of the Company’s expenses. Recently, the Company formed Data420 Sciences, a wholly owned subsidiary, that plans to aggregate data related to the marijuana industry and then sell subscription services to such data. Dove has indicated that they would fund the operations of Data420 Sciences, through debt financing.

NOTE 10 – SUBSEQUENT EVENTS

On November 8, 2017, the Company filed Articles of Merger (the “Merger”) by and between the Company and its wholly owned subsidiary, Data420, with the Nevada Secretary of State. Pursuant to the Merger, Cabinet Grow, Inc. was the surviving entity and effectuated a name change in the State of Nevada to Data420. The Company will file a Corporate Action with FINRA for the name of the Company to be changed to Data420.

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

Also on December 31, 2015, the Company entered into a one-year lease agreement with a related party tenant for the Quasar Property. Pursuant to the agreement, the tenant will pay $1,000 per month and the tenant is responsible for all operating costs of the Quasar Property including real estate taxes.

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems (presented as discontinued operations for the three and nine months ended September 30, 2017 and 2016) and began operations in the land leasing business.

Results of Operations

For the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Revenues

Revenues for the three and nine months ended September 30, 2017, and 2016, of $3,000 and $9,000, respectively, were pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one- year lease agreement, with renewal clauses, with a tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2017 were $16,589 and $78,164 compared to $18,601 and $21,455 for the three and nine months ended September 30, 2016, respectively. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Professional fees	$14,500	$35,750	$60,694	$63,830
Depreciation	20	259	152	776
Gain on debt settlements	—	(21,899)	—	(59,649)
Loss on fixed asset disposal	—	—	1,242	—
Other general and administrative	2,069	4,491	16,076	16,498
Total	$16,589	$18,601	$78,164	$21,455

Professional fees decreased for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, as a result of the 2016 period included $21,000 of audit fees related to the late filing of the Company’s December 31, 2015 annual report, from a prior auditor.

Other Income (Expenses)

Other expenses for the three and nine months ended September 30, 2017 was $1,682,385 and $1,340,704, respectively, compared to $271,165 and $1,736,575 for the three and nine months ended September 30, 2016. Included in other expenses for the three and nine months ended September 30, 2017 were expenses of $1,570,857 and $1,016,542, respectively, for the change in the fair value of derivative liabilities, compared to income of $117,909 and an expense of $286,341, respectively, for the three and nine months ended September 30, 2016. Derivative liability expense increased $1,688,766 and $730,201 for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, as a result of the increase in the corresponding fair value of derivative liabilities. The derivative liabilities increased in the current three and nine-month periods, predominantly because of the bigger difference in the assumed conversion price compared to the market price of the Company’s common stock on the balance sheet dates of September 30, 2017, and 2016, respectively.

Interest expense for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2017	2016	2017	2016
Amortization of discount on convertible notes	$16,569	$303,732	$57,263	$806,713
Face value of issued interest, convertible notes	90,354	81,378	250,783	286,972
Debt default penalty	—	—	—	344,654
Amortization of deferred financing costs	—	1,018	—	3,054
Other	4,605	2,946	16,116	8,841
Total	$111,528	$389,074	$324,162	$1,450,234

Amortization expense decreased in the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, as the 2017 periods had significantly less fundings than the 2016 periods, resulting in reduced initial discounts recorded on the convertible note, to be amortized. Interest expense for the nine months ended September 30, 2016, also included additional interest for debt defaults on the Dove convertible note of $344,654.

Net Loss

Net loss for the three months ended September 30, 2017, was $1,695,972 compared to $280,329 for the three months ended September 30, 2016. The increase of loss of $1,415,643 was primarily a result of the increase in derivative liability expense of $1,688,766, as explained above, partially offset by the decrease of $277,545 of interest expense as explained above. Net loss for the nine months ended September 30, 2017, was $1,409,868 compared to $1,757,315 for the nine months ended September 30, 2016. The decrease in the loss in the current nine-month period was a result of the decrease in interest expense of $1,126,072, partially offset by the increase of derivative liability expense of $730,201, as explained above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2017, we had $10,582 in cash or cash equivalents on hand. At September 30, 2017 we had current liabilities of $4,331,374 (including $2,299,608 of derivative liabilities) compared to current assets of $10,582 which resulted in a negative working capital position of $4,320,792. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and liabilities of discontinued operations. Accounts payable and accrued expenses increased by $258,882 from December 31, 2016, to September 30, 2017 for accrued interest on the Dove convertible note and the Tonaquint promissory note.

Operating Activities

Cash from operating activities for the nine months ending September 30, 2017 was $8,261 compared to cash used in operating activities of $271,257 for the nine months ended September 30, 2016, a change of $279,518. The change was predominantly a result of a decrease in the net loss of $347,447, and increases in the initial derivative expense and the change in fair value of derivatives of derivative liability expense of $248,903, accounts payable and accrued expenses of $310,066 and expenses paid by related party of $72,770, offset by the decrease in amortization of discounts on convertible notes of $742,173.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

There was no cash provided by financing activities from continuing operations for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, Dove received $36,750 pursuant to a sublease.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at September 30, 2017 and a net loss for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 period have been reclassified to conform to the presentation used in the current period.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending September 30, 2017 and 2016, 3,942,664 and 693,489 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and it was determined that our disclosure controls and procedures were not effective as of September 30, 2017 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 20, 2017

CABINET GROW, INC.

By: /s/ Barry Hollander

Barry Hollander

Chief Executive Officer (principal executive officer)

Chief Financial Officer (principal accounting officer)