Form 10-K
period 2017-12-31
Blockchain Solutions, Inc.
filed 2019-08-14
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

. ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197749

BLOCKCHAIN SOLUTIONS, INC.
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

Yes ☐ No ☐

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

Yes ☑ No ☐

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $89,281.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of July 31, 2019, was 1,200,043 shares.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General Business Development

Corporate History

Blockchain Solutions, Inc. (the “Company” or “Blockchain”), was originally formed as Cabinet Grow, Inc. (“CGNV”) and began operations in California in 2008, doing business as Universal Hydro (“Hydro”). Prior to April 2014, CGNV was a sole proprietorship owned by its’ former chief operating officer and stockholder. On April 28, 2014, the Company registered with the Secretary of State of California as Cabinet Grow, Inc. (CGCA), and all of the business, assets and liabilities of Hydro were assigned to CGCA. On May 14, 2014, the Company filed Articles of Incorporation with the Nevada Secretary of State. On May 15, 2014, CGCA merged with CGNV, with CGNV being the surviving entity.

On November 24, 2015, the Company announced as a result of a working capital deficiency the Company has significantly reduced its’ cabinet making operations, including the layoff of all non-executive employees and has stopped taking new orders from customers.

On June 13, 2017, the Company formed a wholly owned subsidiary, Data420 and filed Articles of Incorporation with the Nevada Secretary of State. Also, on June 13, 2017, the Company formed a wholly owned subsidiary, 420 Data Sciences L.L.C. (“420 Data”) and filed Articles of Organization Limited-Liability Company, with the Nevada Secretary of State. On June 16, 2017, 420 Data filed an Amendment to the Articles of Organization changing the name of 420 Data to Data420 Sciences, LLC (“Data420 Sciences”). On November 8, 2017, the Company filed Articles of Merger (the “Merger”) by and between the Company and its wholly owned subsidiary, Data420, with the Nevada Secretary of State. Pursuant to the Merger, Cabinet Grow, Inc. was the surviving entity and effectuated a name change in the State of Nevada to Data420.

On February 2, 2018, the Company formed and filed Blockchain with the Nevada Secretary of State, as a wholly owned subsidiary of the Company. On February 5, 2018, the Company filed Articles of Merger (the “Merger”) by and between the Company and Blockchain, with the Nevada Secretary of State, and Amended and Restated Articles of Incorporation were filed pursuant to the Merger to reflect the Company was the surviving entity and as part of the Merger, the Company effectuated a name change to Blockchain Solutions, Inc. The name change was effective March 6, 2018.

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

Blockchain is a company focused on developing blockchain technologies to deliver advanced solutions to industry-specific problems. The company has identified opportunities in markets including cannabis, insurance, and healthcare. In the cannabis industry, the Company is developing a blockchain solution to help government entities collect taxes through smart contracts.  Across all market opportunities, the Company seeks to deliver security, efficiency, and integration through blockchain technology.

In conjunction with the Purchase, other than the sale of 3 cabinets in January 2016, the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems, and the Company’s current business activity is in the land leasing business.

Employees

As of December 31, 2017, we had no employees.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for a smaller reporting company.

ITEM 2. PROPERTIES.

During the year ended December 31, 2017, the Company was charged a pro-rata rate for the cost and use of an apartment, utilized by an officer of Data420 Sciences, our wholly owned subsidiary. Net rent expense was $2,155 and $36,034 for years ended December 31, 2017 and 2016, respectively, and the 2016 amount is included in loss from discontinued operations.

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

Period	High	Low
Fiscal Year 2017
First Quarter (January 1, 2017 – March 31, 2017)	$417.5	$1.00
Second Quarter (April 1, 2017 – June 30, 2017)	$4.00	$1.61
Third Quarter (July 1, 2017 – September 30, 2017)	$1.25	$0.61
Fourth Quarter (October 1, 2017 – December 31,2017)	$4.00	$1.25

Period	High	Low
Fiscal Year 2016
First Quarter (January 1, 2016 – March 31, 2016)	$4.975	$2.50
Second Quarter (April 1, 2016 – June 30, 2016)	$4.50	$2.25
Third Quarter (July 1, 2016 – September 30, 2016)	$4.25	$1.25
Fourth Quarter (October 1, 2016 – December 31,2016)	$12.25	$1.50

(b) Holders.

The number of record holders of our common stock as of July 31, 2019 is 59.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2017 and 2016. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Equity Securities

On July 27, 2016, Dove converted $920,306 of principal and accrued and unpaid interest under the Company Note into 1,051,779 shares of common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2017 and 2016.

The independent auditor’s report on our financial statements for the years ended December 31, 2017 and 2016 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the audited consolidated financial statements.

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

On June 13, 2017, the Company formed a wholly owned subsidiary, Data420 and filed Articles of Incorporation with the Nevada Secretary of State. Also, on June 13, 2017, the Company formed a wholly owned subsidiary, 420 Data Sciences L.L.C. (“420 Data”) and filed Articles of Organization Limited-Liability Company, with the Nevada Secretary of State. On June 16, 2017, 420 Data filed an Amendment to the Articles of Organization changing the name of 420 Data to Data420 Sciences, LLC (“Data420 Sciences”). On November 8, 2017, the Company filed Articles of Merger (the “Merger”) by and between the Company and its wholly owned subsidiary, Data420, with the Nevada Secretary of State. Pursuant to the Merger, Cabinet Grow, Inc. was the surviving entity and effectuated a name change in the State of Nevada to Data420.

On February 2, 2018, the Company formed and filed Blockchain with the Nevada Secretary of State, as a wholly owned subsidiary of the Company. On February 5, 2018, the Company filed Articles of Merger (the “Merger”) by and between the Company and Blockchain, with the Nevada Secretary of State, and Amended and Restated Articles of Incorporation were filed pursuant to the Merger to reflect the Company was the surviving entity and as part of the Merger, the Company effectuated a name change to Blockchain Solutions, Inc. The name change was effective March 6, 2018.

Results of Operations

For the year ended December 31, 2017 compared to December 31, 2016

Operating Expenses

Operating expenses for the year ended December 31, 2017 were $144,885 compared to $85,421 for the year ended December 31, 2016. The expenses were comprised of the following:

	Year ended December 31,
Description	2017	2016
Professional fees	$88,357	$82,153
Depreciation	173	1,034
Loss on fixed asset disposal	1,242	—
Gain on debt payments	—	(16,184)
Other general and administrative	55,113	18,418
Total	$144,885	$85,421

Other Expenses

Other expense for the year ended December 31, 2017, were $1,945,015 compared to $2,299,182 for the year ended December 31, 2016. Amounts included in other expenses for the 2017 period was an expense of $1,463,052 for the change in the fair value of derivative liabilities, compared to $604,575 for the 2016 period. Other income - related party for the years ended December 31, 2017, and 2016, were $12,000, pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one- year lease agreement with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar. Interest expense, other for the year ended December 31, 2017 and 2016 were as follows:

	Year ended December 31,
Description	2017	2016
Amortization of discount on convertible notes	$121,286	$987,245
Interest, convertible notes	348,349	359,637
Debt default penalty	—	344,654
Amortization of deferred financing costs	13,626	3,288
Other	10,720	11,783
Total	$493,963	$1,706,607

Net Loss

Net loss for the year ended December 31, 2017, was $2,089,800 compared to $2,416,622 for the year ended December 31, 2016, primarily as a result of derivative expenses of $1,463,052 and $604,575, for the years ended December 31, 2017 and 2016, respectively. Interest expense for the years ended December 31, 2017, and 2016, of $493,963 and $1,706,607, respectively, contributed to the loss, as well as operating losses of $132,885 and $73,421 for the years ended December 31, 2017, and 2016, respectively. Included in the net loss for the year ended December 31, 2016 is the loss of discontinued operations of $32,020.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2017, we had $13,582 in cash or cash equivalents on hand. At December 31, 2017, we had current liabilities of $4,744,184 compared to current assets of $14,300 which resulted in a negative working capital position of $4,729,884. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and note payable to a stockholder.

Operating Activities

Cash flows provided from continuing operations was $21,592 for the year ending December 31, 2017 compared to cash provided of $250,859 for the year ended December 31, 2016. For the year ended December 31, 2017, adjustments to the net loss including non-cash activity of; $135,084 of amortization of discounts and fees on convertible notes, $1,463,052 of derivative liability expense, as well as an increase in accounts payable and accrued expenses of $459,433.

For the year ended December 31, 2016, non-cash activity of; $1,500,502 of amortization of discounts and fees on convertible notes, $604,575 of derivative liability expense and $32,020 of a net loss on discontinued operations were major factors to adjust net loss to net cash used in operating activities.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the years ended December 31, 2017, and 2016.

Financing Activities

Net cash used in financing was $10,000 for the year ended December 31, 2017. There was no cash provided by or used in financing activities from continuing operations for the year ended December 31, 2016.

Capital Resources and Recent Financings

The Company’s cash position is not sufficient to support its operations. The Company relies predominantly on CVP for paying all of the Company’s expenses. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

On June 3, 2014, the Board authorized the Company to enter into a Securities Purchase Agreement (“SPA”) with Chicago Venture Partners, L.P. (“CVP”). Pursuant to the SPA, the Company agreed to issue to CVP a Secured Convertible Promissory Note in the principal amount of $1,657,500 (the “Note”).

On April 29, 2016, CVP and Tonaquint sold and transferred all of their ownership and rights under the CVP SPA and Note and the Tonaquint SPA and related Purchase documents to The Dove Foundation (“Dove”). On May 7, 2018, the Company consented to an Assignment and Assumption Agreement, whereby Dove assigned all of its rights and interests in and to the Securities and the Tonaquint Note to CVP. The Securities as defined in the Securities Purchase Agreement by and between Dove and CVP include the June 6, 2014 CVP Note and the CVP Warrant

On June 6, 2014, the Company executed the SPA with CVP, for the sale of the Company Note in the principal amount of up to $1,657,500 (which included CVP’s legal expenses in the amount of $7,500 and a $150,000 OID) for $1,500,000, consisting of $500,000 paid in cash on June 11, 2014 (the “Closing Date”), two $250,000 secured promissory notes and two $250,000 promissory notes (the “Investor Notes”), aggregating $1,000,000, bearing interest at the rate of 10% per annum. The Investor Notes are due 30 months from the Closing Date and may be prepaid, without penalty.

As security for the Note, the Company’s CEO and former COO each pledged to CVP their 50 shares of Class A Preferred Stock. On August 5, 2016, Dove acquired all of the Class A Preferred Stock.

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

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from Dove regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,056 for the December default (included in the December 31, 2015, balances) and $344,654 for the January default. The Lender also increased the interest rate to 22% per annum pursuant to the default. Also, on July 27, 2016, Dove sent the Company a conversion notice to issue 1,051,778 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due. Immediately after the conversion Dove owned approximately 87.6% of the common stock of the Company.

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

We presently have 300,000,000 shares of common stock authorized, of which 1,200,043 shares were issued and outstanding as of December 31, 2017 and 2016.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016
Furniture and Equipment	$—	$3,318
Manufacturing equipment	826	826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(3,504)	(5,407)
Balance	$180,234	$181,649

Depreciation expense for the year ended December 31, 2017, was $173 and was $1,034 for the year ended December 31, 2016.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property as other income during the month the tenant is responsible for payment. Revenues from the sale of cabinets are included in net loss from discontinued operations for all periods presented herein.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 for each fair value hierarchy level:

December 31, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,538,644	$2,538,644
December 31, 2016
Level I	$—	$—
Level II	$—	$—
Level III	$954,884	$954,884

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended December 31, 2017 and 2016, 1,776,794 and 445,603 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO/CFO has concluded that as of December 31, 2017, the Company’s disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2017 as described below.

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

The names, ages and positions of our officers and directors are set forth below:

Name	Age	Positions Held
Barry Hollander	62	Chief Executive Officer, Chief Financial Officer and Sole Director

Barry Hollander, Chief Executive Officer, Chief Financial Officer and Director. On January 12, 2016, Mr. Barry Hollander was appointed Chief Executive Officer and Chief Financial Officer of the Company and was also appointed to serve as a member of the Board of Directors. Mr. Hollander was previously the Chief Financial Officer from May 14, 2014, until November 19, 2015. Mr. Hollander has nearly 30 years of business experience including 15 years as Chief Financial Officer of private and public companies. In 2010, Mr. Hollander founded Venture Equity, LLC, a Florida limited liability corporation that offers financial and business consulting services. Mr. Hollander began his career in 1981 in the accounting department of Macgregor Sporting Goods, and became part of the executive management team. Over his career, Mr. Hollander contributed to acquisitions, mergers assisting company’s preparing to go public and public reporting responsibilities, thereafter. Mr. Hollander has a BS degree from Fairleigh Dickinson University.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us for the years ended December 31, 2017 and December 31, 2016 for the officers listed.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Barry Hollander	2017	$48,000	$—	$—	$—	$48,000
Chief Executive Officer	2016	$36,500	$—	$—	$—	$36,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of July 31, 2019, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of July 31, 2019, there were 1,200,043 shares of our common stock outstanding and 100 shares of our Class A Preferred Stock outstanding.

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

	Common Stock		Class A Preferred Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Barry Hollander 319 Clematis Street, Suite 714West Palm Beach, FL 33401	1,858	0.1%	-0-	-0-

The Dove Foundation 5812 South Homan Avenue Chicago, IL 60629	1,051,779	87.7%	100	100%

All Officers and Directors as a group (1 person)	1,858	0.1%	-0-	-0-

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

During the year ended December 31, 2015, The Company’s former COO loaned the Company various amounts for Company expenses. Included in the advances and repayments is the activity from several credit cards that are in the name of the stockholder but were used for Company purposes (see note 6). The Company recorded interest expense of $984 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the former COO was owed accrued interest of $5,595 and is included in liabilities of discontinued operations on the December 31, 2017, balance sheet.

As of December 31, 2017, the Company owed $14,424, $22,766 and $16,350 to the former CEO, former COO and former CFO, respectively, for accrued and unpaid fees. Of this amount, $37,190 is included in liabilities of discontinued operations and $16,350 is included in accounts payable and accrued liabilities, stockholders, on the December 31, 2017, balance sheet.

Management Fees

For the years ended December 31, 2017 and 2016, the Company paid its’ sole officer $48,000 and $36,500, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal year ended December 31, 2017, provided by Sadler & Gibbs and for the year ended December 31, 2016 to D. Brooks and Associates CPA’s P.A., MaloneBailey, LLP and KLJ & Associates, LLP.

	2017	2016

Audit Fees	$17,500	$36,560
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$17,500	$36,560

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

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.2	Articles of Incorporation filed with the California Secretary of State on April 28, 2014. (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.3	Bylaws of Cabinet Grow, Inc. (California Corporation). (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.4	Articles of Merger and Agreement and Plan of Merger filed with the Nevada Secretary of State on May 16, 2014. (Incorporated herein by reference to Exhibit 3.4 as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on July 31, 2014).
3.5	Bylaws of Cabinet Grow, Inc. (Nevada corporation). (Incorporated herein by reference to Exhibit 3.5 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the SEC on September 26, 2014).
3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 2, 2016. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2016).
3.7	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 17, 2017. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2017).
3.8	Articles of Merger filed with the Nevada Secretary of State dated November 9, 2017 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2018).
3.9

Articles of Merger filed with the Nevada Secretary of State dated February 5, 2018 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2018).

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

Blockchain Solutions, Inc.

By:	/s/ Barry Hollander
Barry Hollander
Chief Executive Officer

Date:	August 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barry Hollander	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	August 14, 2019

BLOCKCHAIN SOLUTIONS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blockchain Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blockchain Solutions, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operation, stockholders’ deficit, and cash flows for each of the years in the two period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 9 to the financial statements, at as of December 31, 2017, the Company had an accumulated deficit of $9,692,309 and as of December 31, 2017, a working capital deficit of $4,729,884. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2019.

Hackensack, New Jersey August 13, 2019

BLOCKCHAIN SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$13,582	$1,582
Prepaid assets and other	718	4,000
Total current assets	14,300	5,583

Land, property and equipment, net of accumulated depreciation of $3,504 (2017) and $5,377 (2016), respectively	180,234	181,649
Total assets	$194,534	$187,232

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$516,997	$144,425
Accounts payable and accrued expenses, stockholders	16,351	20,960
Note payable	170,000	180,000
Convertible notes payable, related party	1,379,245	1,229,360
Derivative liability	2,538,644	954,884
Liabilities of discontinued operations	122,947	117,352
Total current liabilities	4,744,184	2,646,981

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,200,043 shares issued and outstanding	1,200	1,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	5,141,459	5,141,459
Accumulated deficit	(9,692,309)	(7,602,409)

Total stockholders' deficit	(4,549,650)	(2,459,750)

	$194,534	$187,232

See notes to consolidated financial statements.

BLOCKCHAIN SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Operating Expenses:
Professional fees	$88,357	$82,153
General and administrative	55,113	18,418
Depreciation and amortization	173	1,034
Loss on fixed asset disposal	1,242	—
Gain on debt settlements	—	(16,184)

Loss from operations	144,885	85,421

Other income (expenses):
Rental income - related party	12,000	12,000
Loss on changes in fair value of derivative liability	(1,463,052)	(604,575)
Interest expense	(493,963)	(1,706,607)
Total other expense, net	(1,945,015)	(2,299,182)

Net loss from continuing operations	(2,089,900)	(2,384,602)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(32,020)
Net loss	$(2,089,900)	$(2,416,622)

Basic and diluted net loss per share:
Continuing operations	$(1.74)	$(4.42)
Discontinued operations	$—	$(0.05)

	$(1.74)	$(4.47)
Weighted average number of common shares outstanding
Basic and diluted	1,200,043	600,630

See notes to consolidated financial statements.

BLOCKCHAIN SOLUTIONS, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2017 and 2016

					Additional		Total
	Common stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances January 1, 2016	148,221	148	100	—	2,486,880	(5,185,787)	(2,698,759)

Common stock issued for settlement of convertible note and accrued interest	1,051,779	1,052	—	—	2,654,579	—	2,655,631

Rounding up of shares from reverse split	43	—	—	—	—	—	—

Net loss	—	—	—	—	—	(2,416,622)	(2,416,622)
Balances December 31, 2016	1,200,043	1,200	100	—	5,141,459	(7,602,409)	(2,459,750)

Net loss	—	—	—	—	—	(2,089,900)	(2,089,900)
Balances December 31, 2017	1,200,043	$1,200	100	$0	$5,141,459	$(9,692,309)	$(4,549,650)

See notes to consolidated financial statements.

BLOCKCHAIN SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,089,900)	$(2,416,622)
Net loss from discontinued operation	—	32,020
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of fixed assets	1,242	—
Depreciation	173	1,034
Non-cash interest	134,911	1,497,214
Change in fair value of derivative liabilities	1,463,052	604,575
Expenses paid by related party	49,399	—
Amortization of deferred financing fees	—	3,288
Changes in operating assets and liabilities:
Decrease in :
Rent receivable	—	4,000
Prepaid assets and other	3,282	—
Increase (decrease) in :
Accounts payable and accrued expenses	459,433	529,867
Accounts payable and accrued expenses, stockholder	—	(4,515)
Net cash provided by operating activities- continuing operations	21,592	250,859
Net cash provided by (used in) operating activities- discontinued operations	408	(214,814)
Net cash provided by operating activities	22,000	36,045

Cash flows from investing activities:
Net cash used in investing activities- discontinued operations	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repayments of notes payable	(10,000)	—
Net cash used in financing activities- continuing operations	(10,000)	—
Net cash used in financing activities- discontinued operations	—	(36,750)
Net cash used in financing activities	(10,000)	(36,750)

Net increase (decrease) in cash and cash equivalents	12,000	(705)
Cash and cash equivalents, beginning of year	1,582	2,287

Cash and cash equivalents, end of year	$13,582	$1,582

Supplemental disclosure of cash flow information:

Cash paid for interest	$406	$9,995

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$—	$18,676

Accounts payable paid directly by related party lender	$86,860	$186,758

Debt discount for derivatives	$121,286	$452,865

Reclassification of derivative liability for note and interest converted	$—	$1,735,324

See notes to consolidated financial statements.

BLOCKCHAIN SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 - ORGANIZATION

BUSINESS

Blockchain Solutions, Inc. (the “Company” or “Blockchain”), was originally formed as Cabinet Grow, Inc. (“CGNV”) and began operations in California in 2008, doing business as Universal Hydro (“Hydro”). Prior to April 2014, CGNV was a sole proprietorship owned by its’ former chief operating officer and stockholder. On April 28, 2014, the Company registered with the Secretary of State of California as Cabinet Grow, Inc. (CGCA), and all of the business, assets and liabilities of Hydro were assigned to CGCA. On May 14, 2014, the Company filed Articles of Incorporation with the Nevada Secretary of State. On May 15, 2014, CGCA merged with CGNV, with CGNV being the surviving entity.

On June 13, 2017, the Company formed a wholly owned subsidiary, Data420 and filed Articles of Incorporation with the Nevada Secretary of State. Also, on June 13, 2017, the Company formed a wholly owned subsidiary, 420 Data Sciences L.L.C. (“420 Data”) and filed Articles of Organization Limited-Liability Company, with the Nevada Secretary of State. On June 16, 2017, 420 Data filed an Amendment to the Articles of Organization changing the name of 420 Data to Data420 Sciences, LLC (“Data420 Sciences”). On November 8, 2017, the Company filed Articles of Merger (the “Merger”) by and between the Company and its wholly owned subsidiary, Data420, with the Nevada Secretary of State. Pursuant to the Merger, Cabinet Grow, Inc. was the surviving entity and effectuated a name change in the State of Nevada to Data420.

On February 2, 2018, the Company formed and filed Blockchain with the Nevada Secretary of State, as a wholly owned subsidiary of the Company. On February 5, 2018, the Company filed Articles of Merger (the “Merger”) by and between the Company and Blockchain, with the Nevada Secretary of State, and Amended and Restated Articles of Incorporation were filed pursuant to the Merger to reflect the Company was the surviving entity and as part of the Merger, the Company effectuated a name change to Blockchain Solutions, Inc. The name change was effective March 6, 2018.

Blockchain is a company focused on developing blockchain technologies to deliver advanced solutions to industry-specific problems. The company has identified opportunities in markets including cannabis, insurance, and healthcare. In the cannabis industry, the Company is developing a blockchain solution to help government entities collect taxes through smart contracts.  Across all market opportunities, the Company seeks to deliver security, efficiency, and integration through blockchain technology.

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

DISCONTINUED OPERATIONS

On December 31, 2015, the Company’s Board of Directors approved the purchase of certain real property as described in Note 5. As a result of the purchase, the Company’s prior business operations have been (re)classified as discontinued operations on a retrospective basis for all periods presented herein.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016
Furniture and Equipment	$—	$3,318
Manufacturing equipment	826	826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(3,504)	(5,407)
Balance	$180,234	$181,649

Depreciation expense for the years ended December 31, 2017 and 2016, was $173 and $1,034, respectively.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that the following four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from leased property as other income during the month the tenant is responsible for payment. Revenues from the sale of cabinets are included in net loss from discontinued operations for all periods presented herein.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 for each fair value hierarchy level:

December 31, 2017	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,538,644	$2,538,644
December 31, 2016
Level I	$—	$—
Level II	$—	$—
Level III	$954,884	$954,884

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended December 31, 2017 and 2016, 1,766,705 and 445,603 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

A summary of the convertible note payable balance as of December 31, 2017 and 2016, is as follows:

	2017	2016
Beginning balance	$1,229,360	$1,306,007
Convertible notes-newly issued	149,885	205,434
Debt default penalty	—	344,654
Payments of convertible notes	—	(36,750)
Conversions of convertible notes	—	(589,985)
Total	$1,379,245	$1,229,360

The newly issued funded amounts for the year ended December 31, 2017, were made directly to various vendors from Dove and includes $13,621 of OID. The Company has also not recorded the remaining balance of the Investor Notes issued by Dove to the Company. The OID is amortized immediately to interest expense, due to the Note being in default. The embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred during the year ended December 31, 2017, were recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. The discount was amortized immediately to interest expense, due to the Note being in default. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

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

On May 17, 2016, the Company received notification that Dove waived the 9.99% ownership limitation contained in the CVP Note.

On July 8, 2016, Dove acquired all of the Class A Preferred Stock.

On July 27, 2016, the Company received a Notice of Breach of Secured Convertible Promissory Note from Dove regarding the December 2015 and January 2016 installment payments. Pursuant to the terms and conditions of the default, the lender elected to multiply the outstanding balance by 125%, or $270,056 for the December 2015 default and $344,654 for the January 2016 default. The Lender also increased the interest rate to 22% per annum pursuant to the default. Also, on July 27, 2016, Dove sent the Company a conversion notice to issue 1,051,779 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due. Immediately after the conversion Dove owned approximately 87.6% of the common stock of the Company.

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

WARRANT

The Company also issued a five- year warrant to CVP (the “CVP Warrant”) to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50 per share. As of December 31, 2017, and 2016, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 6,545.

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

On December 31, 2017, the Company revalued the warrant at $9,745 using the Black- Scholes option pricing model and recorded a credit to derivative liability expense for the year ended December 31, 2017, and decreased the derivative liability by $2,598 on the balance sheet as of December 31, 2017.

NOTE 4 –DERIVATIVE LIABILITIES

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of December 31, 2017 and 2016, is as follows:

	2017	2016
Beginning balance	$954,884	$1,648,255
Newly issued initial derivative liability	183,921	509,969
Fair value change	1,399,839	531,984
Reduction for debt payments/conversions	—	(1,735,324)
Total	$2,538,644	$954,884

The fair value on the commitment dates for the Note fundings from January 1, 2017 through December 31, 2017, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	360%-395%	371%
Expected term	.25 years	.25 years
Risk free interest	1.01%-1.39%	1.39%

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2017, and 2016, the Company owed $37,190 to former officers of the Company (included in liabilities of discontinued operations) and $16,350 to the current CEO (included in accounts payable and accrued expenses, stockholders).

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $984 for the years ended December 31, 2017 and 2016. As of December 31, 2017, and 2016, the former COO was owed accrued interest of $5,595 and $4,610, respectively, which is included liabilities of discontinued operations on the balance sheets presented herein. As of December 31, 2017, and 2016, the loan balance was $12,482, which is included in liabilities of discontinued operations.

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

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”). On November 17, 2017, the maturity of the Note was extended from June 30, 2016 to June 30, 2018. On August 31, 2018, the maturity of the Note was extended from June 30, 2018 to December 31, 2018. On February 6, 2019, the Secured Promissory Note was extended from December 31, 2018 to December 31, 2019.

Also, on December 31, 2015, Quasar entered into a one- year lease, with automatic month to month renewals, thereafter, of the property to Miller Fabrication, LLC (“Miller”). Miller is controlled by the same individual as Tonaquint and CVP, and therefore is a related party to the Company. The lease can be terminated by either party by giving the other party, not less than thirty (30) days of its’ intention to terminate the lease.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

Effective August 1, 2014, the Company moved into a 4,427 square foot facility under a new lease agreement, in an industrial complex in Irvine California. The Company entered into a 26 month lease, pursuant to which, there is no base rent for the first two months, beginning October 1, 2014, the monthly lease is $4,870 plus CAM charges of $354 and rent increases to $5,091 on October 1, 2015 for the final twelve months. The Company was straight lining the 24 months costs over the 26 month term of the lease through December 31, 2015, and in January 2016, the Company realized as an expense the remainder of the lease and recorded a liability. Effective February 19, 2016, the Company entered into a sublease with an unaffiliated third party, whereby, pursuant to the sublease CVP was to receive $5,500 per month through September 30, 2016 from the sub-tenant. For the year ended December 31, 2016, $36,750 was received under the terms of the sublease. The Company reduced the CVP convertible note for the proceeds and reduced rent expense. During the year ended December 31, 2017, the Company was charged a pro-rata rate for the cost and use of an apartment, utilized by an officer of Data420 Sciences, our wholly owned subsidiary. Net rent expense was $2,155 and $36,034 for years ended December 31, 2017 and 2016, respectively, and the 2016 amount is included in loss from discontinued operations. For public reporting purposes and corporate correspondences regarding such, the Company utilizes the office address of a company controlled by our CEO in West Palm Beach, Florida at no charge.

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

On July 27, 2016, the Company issued 1,051,779 shares of common stock in exchange for the cancellation of $920,306 of interest and principal due on a convertible note.

As of December 31, 2017, and 2016, there are 1,200,043 shares of common stock outstanding.

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

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of December 31, 2017 and 2016. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

The Company did not have any activity in discontinued operations for the year ended December 31, 2017. A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the year ended December 31, 2016 are summarized below

2016
Sales	$7,350
Cost of goods sold	—
Gross margin	7,350
Operating expenses:
Rent	36,034
General and administrative	7,417
Other	(4,081)
Total operating expenses	39,370
Loss from discontinued operations
net of income taxes	$(32,020)

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the consolidated balance sheets at December 31, 2017 and 2016:

	2017	2016
Carrying amounts of major classes of assets
included as part of discontinued operations
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	—	—
Prepaid expenses and other current assets	—	—
Total current assets included in the assets of discontinued operations	$—	$—

Carrying amounts of major classes of liabilities
included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$67,680	$67,680
Accounts payable and accrued expenses, stockholders	42,786	37,190
Customer deposits	—	—
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$122,948	$117,352

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had an accumulated deficit of $9,692,309 and as of December 31, 2017, a working capital deficit of $4,729,884. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

As a result of a working capital deficiency the Company ceased its prior business as a manufacturer and distributor of cabinet-based horticultural systems operations. On December 31, 2015, the Company agreed to purchase a 100% membership interest (the “Membership Interest”) in Quasar, LLC, a Utah limited liability company (“Quasar”), from Tonaquint, Inc., a Utah corporation (“Seller”). Quasar (prior to the purchase) and Tonaquint are related parties to CVP, the Company’s main lender. The Company purchased the Membership Interest from the Seller for a purchase price of $180,000 pursuant to the terms of a Membership Interest Purchase Agreement. The Company now operates in the land leasing business and is also focused on developing blockchain technologies to deliver advanced solutions to industry-specific problems. The company has identified opportunities in markets including cannabis, insurance, and healthcare. In the cannabis industry, the Company is developing a blockchain solution to help government entities collect taxes through smart contracts.  Across all market opportunities, the Company seeks to deliver security, efficiency, and integration through blockchain technology.

NOTE 10 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2017	December 31, 2016
Net loss before income taxes	$(506,721)	$(271,371)
Income tax rate	34%	34%
Income tax recovery	(172,132)	(92,266)
Non-deductible	—	—
Valuation allowance change	172,132	92,266

Provision for income taxes	$—	$—
F-16

The significant component of deferred income tax assets at December 31, 2017 and December 31, 2016, is as follows:

	December 31, 2017	December 31, 201
Net operating loss carry-forward	$4,917,478	$4,411,207
Valuation allowance	(4,917,478)	(4,411,207)

Net deferred income tax asset	$—	$—

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of December 31, 2017, and December 31, 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2017, and December 31, 2016 and no interest or penalties have been accrued as of December 31, 2017, and December 31, 2016. As of December 31, 2017, and December 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 11 – SUBSEQUENT EVENTS

On February 2, 2018, the Company formed and filed Blockchain Solutions, Inc. (“Blockchain”) with the Nevada Secretary of State, as a wholly owned subsidiary of the Company.

On February 5, 2018, the Company filed Articles of Merger (the “Merger”) by and between the Company and Blockchain, with the Nevada Secretary of State, and Amended and Restated Articles of Incorporation were filed pursuant to the Merger to reflect the Company was the surviving entity and as part of the Merger, the Company effectuated a name change to Blockchain Solutions, Inc. The name change was effective March 6, 2018.

On May 7, 2018, the Company consented to an Assignment and Assumption Agreement, whereby Dove assigned all of its rights and interests in and to the Securities and the Tonaquint Note to CVP. The Securities as defined in the Securities Purchase Agreement by and between Dove and CVP include the June 6, 2014 CVP Note and the CVP Warrant (see Note 3).

On August 31, 2018, the maturity of the Secured Promissory Note (see Note 5) was extended from June 30, 2018 to December 31, 2018, and on February 6, 2019, the Secured Promissory Note was extended from December 31, 2018 to December 31, 2019.

Since January 1, 2018, expenses of the Company had been funded by CVP. As of June 30, 2019, the approximate principal balance of the CVP convertible note is $1,510,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

