Form 10-Q
period 2018-03-31
Blockchain Solutions, Inc.
filed 2019-09-10
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-197749

BLOCKCHAIN SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5546647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 714, West Palm Beach FL 33401

(Address of principal executive offices) (zip code)

(561) 379-4428

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes    ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes    ☐ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of September 10, 2019, there were 1,200,043 shares outstanding of the registrant’s common stock, $0.001 par value per share.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

BLOCKCHAIN SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$16,582	$13,582
Prepaid assets and other	1,077	718
Total current assets	17,659	14,300

Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $3,525 (2018) and $3,504 (2017)	180,213	180,234
Total assets	$197,872	$194,534

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$636,681	$516,997
Accounts payable and accrued expenses, stockholders	16,350	16,351
Note payable	170,000	170,000
Convertible notes payable, related party	1,425,139	1,379,245
Derivative liability	2,428,064	2,538,644
Liabilities of discontinued operations	123,194	122,947
Total current liabilities	4,799,427	4,744,184

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,200,043 shares issued and outstanding	1,200	1,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	5,141,459	5,141,459
Accumulated deficit	(9,744,214)	(9,692,309)

Total stockholders' deficit	(4,601,555)	(4,549,650)

	$197,872	$194,534

BLOCKCHAIN SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Expenses:
Professional fees	$16,938	$24,194
General and administrative	37,554	8,762
Depreciation and amortization	21	111
Loss on fixed asset disposal	—	1,242
Loss from operations	(54,513)	(34,309)

Other income (expenses):
Rental income - related party	3,000	3,000
Gain (loss) on changes in fair value of derivative liability	169,832	(7,093,755)
Interest expense	(170,224)	(107,654)
Total other expense, net	2,608	(7,198,409)

Net loss from continuing operations	(51,905)	(7,232,718)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—
Net loss	$(51,905)	$(7,232,718)

Basic and diluted net loss per share:
Continuing operations	$(0.04)	$(6.03)
Discontinued operations	$—	$—

	$(0.04)	$(6.03)
Weighted average number of common shares outstanding
Basic and diluted	1,200,043	1,200,043

BLOCKCHAIN SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,905)	$(7,232,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of fixed assets	—	1,242
Depreciation	21	111
Amortization of discounts on convertible notes	41,722	25,132
Change in fair value of derivative liabilities	(169,832)	7,093,755
Other non cash interest expense	21,702	2,896
Expenses paid by related party	31,314	—
Changes in operating assets and liabilities:
Decrease (increase) in :
Rent receivable, related party	—	(2,000)
Prepaid assets and other	(359)	4,000
Increase in :
Accounts payable and accrued expenses	130,092	107,238
Accounts payable and accrued expenses, stockholder	—	9,813
Net cash provided by operating activities- continuing operations	2,755	9,467
Net cash provided by (used in) operating activities- discontinued operations	245	(8,467)
Net cash provided by operating activities	3,000	1,000

Cash flows from investing activities:
Net cash used in investing activities- discontinued operations	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net cash used in financing activities- continuing operations	—	—
Net cash used in financing activities- discontinued operations	—	—
Net cash used in financing activities	—	—

Net increase in cash	3,000	1,000
Cash, beginning	13,582	1,582

Cash, ending	$16,582	$2,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$21,702	$2,896

Accounts payable paid directly by related party lender	$10,408	$28,956

Debt discount for derivatives	$41,722	$25,132

BLOCKCHAIN SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on August 13, 2019.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Manufacturing equipment	$826	$826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(3,525)	(3,504)
Balance	$180,213	$180,234

Depreciation expense for the three months ended March 31, 2018 and 2017, was $21 and $111, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, for each fair value hierarchy level:

March 31, 2018	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,428,064	$2,428,064
December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$2,538,644	$2,538,644

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended March 31, 2018, and 2017, 1,909,554 and 1,808,278 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company adopted ASU 2017-01 on January 1, 2018, with no significant impact on the consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018, that are of significance or potential significance to the Company.

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

On June 6, 2014, the Company executed the SPA with CVP, for the sale of the Company Note in the principal amount of up to $1,657,500 (which included CVP’s legal expenses in the amount of $7,500 and a $150,000 OID) for $1,500,000, consisting of $500,000 paid in cash on June 11, 2014 (the “Closing Date”), two $250,000 secured promissory notes and two $250,000 promissory notes (the “Investor Notes”), aggregating $1,000,000, bearing interest at the rate of 10% per annum. The Investor Notes were due 30 months from the Closing Date.

A summary of the convertible note payable balance as of March 31, 2018, and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Beginning balance	$1,379,245	$1,229,360
Additional fundings	45,894	149,885
Total	$1,425,139	$1,379,245

The newly issued funded amounts for the three months ended March 31, 2018, were made directly to various vendors from Dove and includes $4,172 of OID. The Company has also not recorded the remaining balance of the Investor Notes issued by Dove to the Company. The OID is amortized immediately to interest expense, due to the Note being in default. The embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred during the three months ended March 31, 2018, were recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. The discount was amortized immediately to interest expense, due to the Note being in default. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

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

WARRANT

The Company also issued a five- year warrant to CVP (the “CVP Warrant”) to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50 per share. As of March 31, 2018, and December 31, 2017, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 6,545.

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

On March 31, 2018, and December 31, 2017, the Company revalued the warrant at $38,884 and $9,745, respectively, using the Black- Scholes option pricing model and recorded a derivative liability expense for the three months ended March 31, 2018, and increased the derivative liability by $29,139 on the balance sheet as of March 31, 2018.

NOTE 4 –DERIVATIVE LIABILITIES

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of March 31, 2018, and December 31, 2017, is as follows:

	March 31, 2018	December 31, 2017
Beginning balance	$2,538,644	$954,884
Newly issued initial derivative liability	59,252	183,921
Fair value change	(169,832)	1,399,839
Total	$2,428,064	$2,538,644

The fair value on the commitment dates for the Note fundings from January 1, 2018 through March 31, 2018, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	314%-371%	314%
Expected term	.5 years	.5 years
Risk free interest	1.64%-1.93%	1.93%

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2018, and December 31, 2017, the Company owed $37,190 to former officers of the Company (included in liabilities of discontinued operations) and $16,350 to the current CEO (included in accounts payable and accrued expenses, stockholders).

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $247 for the three months ended March 31, 2018 and 2017. As of March 31, 2018, and December 31, 2017, the former COO was owed accrued interest of $5,841 and $5,595, respectively, which is included liabilities of discontinued operations on the balance sheets presented herein. As of March 31, 2018, and December 31, 2017, the loan balance was $12,482, which is included in liabilities of discontinued operations.

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

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”). On November 17, 2017, the maturity of the Note was extended from June 30, 2016 to June 30, 2018. On August 31, 2018, the maturity of the Note was extended from June 30, 2018, to December 31, 2018. On February 6, 2019, the Secured Promissory Note was extended from December 31, 2018 to December 31, 2019. As of March 31, 2018, and December 31, 2017, the principal balance of the Note was $170,000.

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

As of March 31, 2018, and December 31, 2017, there are 1,200,043 shares of common stock outstanding.

CLASS A PREFERRED STOCK

On June 3, 2014, the Company’s Board of Directors adopted and approved the Class A Preferred Stock Certificate of Designation, establishing the terms, conditions and relative rights of the Class A Preferred Stock, including that the holders of the Class A Preferred Stock (the “Class A Holders”) shall have limited voting rights and powers compared to the voting rights and powers of holders of Common Stock and other series of Preferred Stock. The Class A Holders shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, but only with respect to the following matters (collectively, the “Class A Voting Matters”): (i) the appointment and/or removal of any member of the Company’s board of directors, (ii) any matter related to or transaction (or series of transactions) pursuant to which the Company would sell or license all or substantially all of its assets or the stockholders of the Company would sell all or substantially all of their shares of the Company’s stock or where the Company would merge with or into any other entity, (iii) causing the Company to register its Common Stock for trading pursuant to the Securities Exchange Act of 1934, as amended, including by filing a Registration Statement on Form S-1 with the Securities Exchange Commission and filing and obtaining FINRA approval of a Form 15c2-11, and (iv) with respect to any matter involving a transaction whereby the Company will become part of or merge into an existing public company. For so long as Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Class A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on only Class A Preferred Voting Matters regardless of the actual number of shares of Class A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power for any Class A Preferred Voting Matter. The Board also approved the issuance of 50 shares each of the Class A Preferred Stock to the Company’s Chief Executive Officer and Chief Operating Officer. The issued shares of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock. On July 8, 2016, in two private transactions, Dove purchased in the aggregate, 100 shares of Class A Preferred Stock from two shareholders (50 shares each), representing 100% of the issued and outstanding Class A Preferred Stock. As of March 31, 2018, and December 31, 2017, there are 100 shares of Series A Preferred Stock outstanding.

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

The Company did not have any activity in discontinued operations for the three months ended March 31, 2018, and 2017.

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the consolidated balance sheets at March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Current assets:
Cash and cash equivalents	$67,680	$67,680
Accounts receivable, net	43,032	42,785
Prepaid expenses and other current assets	12,482	12,482
Total current assets included in the assets of discontinued operations	$123,194	$122,947

Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$67,680	$67,680
Accounts payable and accrued expenses, stockholders	43,032	42,785
Customer deposits	—	—
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$123,194	$122,947

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2018, the Company had an accumulated deficit of $9,744,214 and as of March 31, 2018, a working capital deficit of $4,781,768. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	March 31, 2018	December 31, 2017

Net loss before income taxes	$(162,485)	$(113,831)
Income tax rate	34%	34%
Income tax recovery	(55,245)	(38,703)
Non-deductible	—	—
Valuation allowance change	55,245	38,703

Provision for income taxes	$—	$—

The significant component of deferred income tax assets at March 31, 2108, and December 31, 2017, is as follows:

	March 31, 2018	December 31, 2017
Net operating loss carry-forward	$5,079,963	$4,449,910
Valuation allowance	(5,079,963)	(4,449,910)

Net deferred income tax asset	$—	$—

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

As of March 31, 2018, and December 31, 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the three months ended March 31, 2018, and 2017, and no interest or penalties have been accrued as of March 31, 2018, and December 31, 2017. As of March 31, 2018, and December 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Since April 1, 2018, expenses of the Company had been funded by CVP. As of June 30, 2019, the approximate balance of the CVP convertible note is $1,510,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations

For the three months ended March 31, 2018, compared to the three months ended March 31, 2017

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $54,513 compared to $34,309 for the three months ended March 31, 2017. The expenses were comprised of the following:

	Three months ended March 31,
Description	2018	2017
Professional fees	$16,938	$24,194
Depreciation	21	111
Loss on fixed asset disposal	—	1,242
Other general and administrative	37,554	8,762
Total	$54,513	$34,309

Other Expenses, net

Other expenses for the three months ended March 31, 2018, were $2,608 compared to $7,198,409 for the three months ended March 31, 2017. Included in other expenses for the three months ended March 31, 2018, was a credit of $169,832 for the fair value change in derivative liabilities compared to an expense of $7,093,755 for the three months ended March 31, 2017. Other income - related party for the three months ended March 31, 2018, and 2017, was $3,000, pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one- year lease agreement with automatic month to month renewals, unless cancelled by either party, with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar. Interest expense, other for the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,
Description	2018	2017
Amortization of discount on convertible notes	$41,722	$25,133
Face value of issued interest, convertible notes	104,004	76,679
Other	24,498	5,842
Total	$170,224	$107,654

Net Loss

Net loss for the three months ended March 31, 2018, and 2017, was $51,905 and $7,232,718, respectively. The 2018 loss included a credit for the change in the fair value of derivatives of $169,832, while the 2017 loss included $7,093,755 of expense for the change in the fair value of derivative liabilities.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2018, we had $16,582 in cash on hand. At March 31, 2018, we had current liabilities of $4,799,427 compared to current assets of $17,659 which resulted in a negative working capital position of $4,781,768. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and note payable to a stockholder.

Operating Activities

Cash from operating activities for the three months ending March 31, 2018, was $2,755 compared to $9,467 for the three months ended March 31, 2017. For the three months ended March 31, 2018, non-cash activity included; $169,832 of a credit for the fair value change in derivative liabilities and $41,722 of amortization of discounts and fees on convertible notes, non-cash interest expense of $21,702 and $31,314 of expenses paid by a related party as well as the increase in accounts payable and accrued expenses of $130,092 were major factors to adjust net loss to net provided by operating activities. For the three months ended March 31, 2017, non-cash activity included; $7,093,755 of derivative liability expense and $25,132 of amortization of discounts and fees on convertible notes, were major factors to adjust net loss to net cash provided by operating activities.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the three months ended March 31, 2018, and 2017, respectively.

Financing Activities

There was no cash provided by financing activities from continuing operations for the three months ended March 301, 2018 and 2017.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at March 31, 2018 and a net loss for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company’s cash position is not sufficient to support its daily operations. The Company relies solely on CVP for paying all of the Company’s expenses. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended March 31, 2018, and 2017, 1,909,554 and 1,808,278 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of March 31, 2018, due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

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

Dated: September 10, 2019	BLOCKCHAIN SOLUTIONS, INC.

By: /s/ Barry Hollander
Barry Hollander
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal accounting officer)

