Form 10-Q
period 2018-06-30
Blockchain Solutions, Inc.
filed 2019-09-18
CIK 1610462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2018

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

As of September 17, 2019, there were 1,200,043 shares outstanding of the registrant’s common stock, $0.001 par value per share.

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

BLOCKCHAIN SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2018	2017

ASSETS

Current Assets:
Cash and cash equivalents	$37,921	$13,582
Prepaid assets and other	—	718
Total current assets	37,921	14,300

Land and property, furniture and fixtures and equipment, net of accumulated depreciation of $3,545 (2018) and $3,504 (2017)	180,193	180,234
Total assets	$218,114	$194,534

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$755,450	$516,997
Accounts payable and accrued expenses, related	36,353	16,351
Note payable	170,000	170,000
Convertible notes payable, related party	1,458,391	1,379,245
Derivative liability	2,468,861	2,538,644
Liabilities of discontinued operations	123,440	122,947
Total current liabilities	5,012,495	4,744,184

Stockholders' Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,200,043 shares issued and outstanding	1,200	1,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A preferred stock, $0.001 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	5,141,459	5,141,459
Accumulated deficit	(9,937,040)	(9,692,309)

Total stockholders' deficit	(4,794,381)	(4,549,650)

	$218,114	$194,534

BLOCKCHAIN SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating Expenses:
Professional fees	$4,000	$22,000	$20,938	$46,194
General and administrative	31,267	5,245	68,821	14,007
Depreciation and amortization	20	21	41	132
Loss on fixed asset disposal	—	—	—	1,242
Loss from operations	(35,287)	(27,266)	(89,800)	(61,575)

Other income (expenses):
Rental income - related party	3,000	3,000	6,000	6,000
Gain (loss) on changes in fair value of derivative liability	(1,474)	7,594,070	168,358	554,315
Interest expense	(159,065)	(104,981)	(329,289)	(212,635)
Total other income (expense), net	(157,539)	7,492,089	(154,931)	347,680

Net income (loss) from continuing operations	(192,826)	7,464,823	(244,731)	286,105
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$(192,826)	$7,464,823	$(244,731)	$286,105

Basic and diluted net income (loss) per share:
Continuing operations	$(0.16)	$6.22	$(0.20)	$0.24
Discontinued operations	$—	$—	$—	$—

	$(0.16)	$6.22	$(0.20)	$0.24
Weighted average number of common shares outstanding
Basic and diluted	1,200,043	1,200,043	1,200,043	1,200,043

BLOCKCHAIN SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(244,731)	$286,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of fixed assets	—	1,242
Depreciation	41	132
Amortization of discounts on convertible notes	71,951	40,694
Change in fair value of derivative liabilities	(168,358)	(554,315)
Other non cash interest expense	33,819	5,620
Expenses paid by related party	35,344	3,104
Changes in operating assets and liabilities:
Decrease (increase) in :
Rent receivable, related party	—	—
Prepaid assets and other	718	4,000
Increase in :
Accounts payable and accrued expenses	255,059	218,926
Accounts payable and accrued expenses, stockholder	20,002	—
Net cash provided by operating activities- continuing operations	3,845	5,508
Net cash provided by (used in) operating activities- discontinued operations	494	492
Net cash provided by operating activities	4,339	6,000

Cash flows from investing activities:
Net cash used in investing activities- discontinued operations	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible debt from related party	20,000	—
Net cash used in financing activities- continuing operations	20,000	—
Net cash used in financing activities- discontinued operations	—	—
Net cash used in financing activities	20,000	—

Net increase in cash	24,339	6,000
Cash, beginning	13,582	1,582

Cash, ending	$37,921	$7,582

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of non-cash financing activities:
Original issue discount on convertible promissory notes	$33,819	$5,620

Accounts payable paid directly by related party lender	$16,607	$53,097

Debt discount for derivatives	$71,951	$40,694

BLOCKCHAIN SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on August 13, 2019.

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

LAND, PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	10 years
Office equipment and furniture	7 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Manufacturing equipment	$826	$826
Software	2,912	2,912
Land	180,000	180,000
Accumulated depreciation	(3,545)	(3,504)
Balance	$180,193	$180,234

Depreciation expense for the three and six months ended June 30, 2018 was $20 and $41, respectively, and for the three and six months ended June 30, 2017 was $21 and $132, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, for each fair value hierarchy level:

June 30, 2018	Derivative Liability	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,468,861	$2,468,861
December 31, 2017
Level I	$—	$—
Level II	$—	$—
Level III	$2,538,644	$2,538,644

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended June 30, 2018, and 2017, 531,933 and 3,688,377 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, that are of significance or potential significance to the Company.

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

A summary of the convertible note payable balance as of June 30, 2018, and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Beginning balance	$1,379,245	$1,229,360
Additional fundings	79,146	149,885
Total	$1,458,391	$1,379,245

The newly issued funded amounts for the six months ended June 30, 2018, were made comprised of $51,951 paid directly to various vendors from CVP and $20,000 advanced to the Company and includes $7,195 of OID. The Company has also not recorded the remaining balance of the Investor Notes issued by CVP to the Company. The OID is amortized immediately to interest expense, due to the Note being in default. The embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments for the fundings of the Note that occurred during the six months ended June 30, 2018, were recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. The discount was amortized immediately to interest expense, due to the Note being in default. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

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

On May 7, 2018, the Company consented to an Assignment and Assumption Agreement, whereby Dove assigned all of its rights and interests in and to the Securities and the Tonaquint Note to CVP. The Securities as defined in the Securities Purchase Agreement by and between Dove and CVP include the June 6, 2014 CVP Note and the CVP Warrant.

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

WARRANT

The Company also issued a five- year warrant to CVP (the “CVP Warrant”) to purchase the number of shares equal to $420,000 divided by 70% of the average of the three lowest closing bid prices in the 20 trading days immediately after becoming public (the “Market Price”). Since the Company was not public and could not determine the Market Price, based on the current discounted cash flow valuation, the Company initially estimated that CVP can purchase 24,000 shares of common stock, with an exercise price of $50 per share. As of June 30, 2018, and December 31, 2017, based on the Market Price, the Company estimated the number of shares that CVP can purchase to be 6,545.

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

On June 30, 2018, and December 31, 2017, the Company revalued the warrant at $46,771 and $9,745, respectively, using the Black- Scholes option pricing model and recorded a derivative liability expense of $37,026 for the six months ended June 30, 2018, and increased the derivative liability by $37,026 on the balance sheet as of June 30, 2018.

NOTE 4 –DERIVATIVE LIABILITIES

The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

A summary of the derivative liability balance as of June 30, 2018, and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
Beginning balance	$2,538,644	$954,884
Newly issued initial derivative liability	98,575	183,921
Fair value change	(168,358)	1,399,839
Total	$2,468,861	$2,538,644

The fair value on the commitment dates for the Note fundings from January 1, 2018 through June 30, 2018, and the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-Measurement Date
Expected dividends	-0-	-0-
Expected volatility	261%-371%	287%
Expected term	.5 years	.5 years
Risk free interest	1.64%-1.93%	2.06%

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2018, and December 31, 2017, the Company owed $37,190 to former officers of the Company (included in liabilities of discontinued operations). As of June 30, 2018, and December 31, 2017, $36,353 and $16,351, respectively, is owed to related parties, of which $16,351 for each period is owed to the current CEO, (included in accounts payable and accrued expenses, related parties).

NOTE PAYABLE, STOCKHOLDER

The Company’s former COO loaned the Company various amounts for Company expenses. The Company recorded interest expense of $246 and $493 for the three and six months ended June 30, 2018 and $246 and $493 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, and December 31, 2017, the former COO was owed accrued interest of $6,088 and $5,595, respectively, which is included liabilities of discontinued operations on the balance sheets presented herein. As of June 30, 2018, and December 31, 2017, the loan balance was $12,482, which is included in liabilities of discontinued operations.

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

The Company paid for the Purchase by delivering to Seller at the closing a Secured Promissory Note (the “Note”). The Note is secured by the Company’s pledge of the Membership Interest pursuant to a Membership Interest Pledge Agreement (the “Pledge Agreement”) and by a first position Deed of Trust, Security Agreement and Financing Statement in favor of Seller encumbering certain real property owned by Quasar (the “Trust Deed,” and together with the Purchase Agreement, the Note, the Pledge Agreement, and all other documents entered into in conjunction therewith, the “Purchase Documents”). On November 17, 2017, the maturity of the Note was extended from June 30, 2016 to June 30, 2018. On August 31, 2018, the maturity of the Note was extended from June 30, 2018, to December 31, 2018. On February 6, 2019, the Secured Promissory Note was extended from December 31, 2018 to December 31, 2019. As of June 30, 2018, and December 31, 2017, the principal balance of the Note was $170,000.

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

As of June 30, 2018, and December 31, 2017, there are 1,200,043 shares of common stock outstanding.

CLASS A PREFERRED STOCK

On June 3, 2014, the Company’s Board of Directors adopted and approved the Class A Preferred Stock Certificate of Designation, establishing the terms, conditions and relative rights of the Class A Preferred Stock, including that the holders of the Class A Preferred Stock (the “Class A Holders”) shall have limited voting rights and powers compared to the voting rights and powers of holders of Common Stock and other series of Preferred Stock. The Class A Holders shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, but only with respect to the following matters (collectively, the “Class A Voting Matters”): (i) the appointment and/or removal of any member of the Company’s board of directors, (ii) any matter related to or transaction (or series of transactions) pursuant to which the Company would sell or license all or substantially all of its assets or the stockholders of the Company would sell all or substantially all of their shares of the Company’s stock or where the Company would merge with or into any other entity, (iii) causing the Company to register its Common Stock for trading pursuant to the Securities Exchange Act of 1934, as amended, including by filing a Registration Statement on Form S-1 with the Securities Exchange Commission and filing and obtaining FINRA approval of a Form 15c2-11, and (iv) with respect to any matter involving a transaction whereby the Company will become part of or merge into an existing public company. For so long as Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Class A Preferred Stock being entitled to fifty-one percent (51%) of the total votes on only Class A Preferred Voting Matters regardless of the actual number of shares of Class A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power for any Class A Preferred Voting Matter. The Board also approved the issuance of 50 shares each of the Class A Preferred Stock to the Company’s Chief Executive Officer and Chief Operating Officer. The issued shares of the Class A Preferred Stock were valued at $428,000 based primarily on management’s estimate of the fair value of the control features embedded in the Class A preferred stock. On July 8, 2016, in two private transactions, Dove purchased in the aggregate, 100 shares of Class A Preferred Stock from two shareholders (50 shares each), representing 100% of the issued and outstanding Class A Preferred Stock. As of June 30, 2018, and December 31, 2017, there are 100 shares of Series A Preferred Stock outstanding.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2015, the Company’s board of directors approved the purchase of certain real property and completed the purchase on December 31, 2015. In January 2016, the Company ceased its’ prior business activity of marketing, manufacturing and selling horticulture cabinets.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities of discontinued operations” as of June 30, 2018 and December 31, 2017. The results of operations of this component, for all periods, are separately reported as “discontinued operations”.

The Company did not have any activity in discontinued operations for the three and six months ended June 30, 2018, and 2017.

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the consolidated balance sheets at June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	—	—
Prepaid expenses and other current assets	—	—
Total current assets included in the assets of discontinued operations	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities:
Accounts payable and accrued expenses	$67,680	$67,680
Accounts payable and accrued expenses, stockholders	43,278	42,785
Customer deposits	—	—
Note payable, stockholder	12,482	12,482
Total current liabilities included in the liabilities of discontinued operations	$123,440	$122,947

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2018, the Company had an accumulated deficit of $9,937,040 and as of June 30, 2018, a working capital deficit of $4,974,574. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2018	June 30, 2017

Net loss before income taxes	$(314,514)	$(227,516)
Income tax rate	34%	34%
Income tax recovery	(106,935)	77,355
Non-deductible	—	—
Valuation allowance change	106,935	(77,355)

Provision for income taxes	$—	$—

The significant component of deferred income tax assets at June 30, 2108, and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
Net operating loss carry-forward	$5,024,413	$4,917,478
Valuation allowance	(5,024,413)	(4,917,478)

Net deferred income tax asset	$—	$—

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

As of June 30, 2018, and December 31, 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the three and six months ended June 30, 2018, and 2017, and no interest or penalties have been accrued as of June 30, 2018, and December 31, 2017. As of June 30, 2018, and December 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Since July 1, 2018, expenses of the Company had been funded by CVP. As of June 30, 2019, the approximate balance of the CVP convertible note is $1,510,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2018, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations

For the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017

Operating Expenses

Operating expenses for the three and six months ended June 30, 2018 were $35,287 and $89,800, respectively, compared to $27,266 and $61,575 for the three and six months ended June 30, 2017. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
Professional fees	$4,000	$22,000	$20,938	$46,194
Depreciation	20	21	41	132
Loss on fixed asset disposal	—	—	—	1,242
Other general and administrative	31,267	5,245	68,821	14,007
Total	$35,287	$27,266	$89,800	$61,575

Other Income Expenses, net

Other expenses for the three and six months ended June 30, 2018, were $157,539 and $154,931, respectively, compared to other income of $7,492,089 and $347,680 for the three and six months ended June 30, 2017. Included in other expenses for the three and six months ended June 30, 2018, was an expense of $1,474 and a credit of $168,358 for the fair value change in derivative liabilities compared to a credit of $7,594,070 and $554,315 for the three and six months ended June 30, 2017. Other income - related party for the three and six months ended June 30, 2018, and 2017, was $3,000 and $6,000, respectively, pursuant to a lease, whereby effective December 31, 2015, Quasar LLC, the Company’s wholly owned subsidiary, entered into a one- year lease agreement with automatic month to month renewals, unless cancelled by either party, with a related party tenant. Pursuant to the lease the tenant will pay $1,000 per month to Quasar. Interest expense, other for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,		Six months ended June 30,
Description	2018	2017	2018	2017
Amortization of discount on convertible notes	$30,229	$15,562	$71,951	$40,694
Face value of issued interest, convertible notes	113,922	83,749	217,926	160,429
Other	14,914	5,670	39,412	11,512
Total	$159,065	$104,981	$329,289	$212,635

Net Loss

Net loss for the three and six months ended June 30, 2018, was $192,826 and $244,731, respectively, compared to net income for the three and six months ended June 30, 2017, of $7,464,823 and $286,105, respectively. The 2018 loss included a credit for the change in the fair value of derivatives of $168,358 for the six months ended June 30 2108, while the 2017 results were primarily as a result of decreases of $7,594,070 and $554,315 in the fair value of derivative liabilities for the three and six months ended June 30, 2017, respectively

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2018, we had $37,921 in cash on hand. At June 30, 2018, we had current liabilities of $5,012,495 compared to current assets of $37,921 which resulted in a negative working capital position of $4,974,574. The current liabilities are comprised principally of accounts payable, accrued expenses, convertible note payable (related party), derivative liabilities and note payable to a stockholder.

Operating Activities

Cash from operating activities for the six months ending June 30, 2018, was $3,845 compared to $5,508 for the six months ended June 30, 2017. For the six months ended June 30, 2018, non-cash activity included; $168,358 of a credit for the fair value change in derivative liabilities and $71,951 of amortization of discounts and fees on convertible notes, non-cash interest expense of $33,819 and $35,344 of expenses paid by a related party as well as the increase in accounts payable and accrued expenses of $275,061 were major factors to adjust net loss to net cash provided by operating activities. For the six months ended June 30, 2017, non-cash activity included; $554,315 of a credit to derivative liability expense and $40,694 of amortization of discounts and fees on convertible notes, were major factors to adjust net loss to net cash used in operating activities.

Investing Activities

There was no cash flow activity from continuing operations related to investing activities for the six months ended June 30, 2018, and 2017, respectively.

Financing Activities

For the six months ended June 30, 2018, the Company received $20,000 in fundings of the CVP convertible promissory note and there was no activity from financing activities for the six months ended June 30, 2017.

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

As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit at June 30, 2018 and a net loss for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto. Interim results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of future results for the full year. Certain amounts from the 2017 period have been reclassified to conform to the presentation used in the current period.

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

Earnings (loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. For the periods ending ended June 30, 2018, and 2017, 531,933 and 3,688,377 shares of common stock, respectively, underlying convertible debt and warrants have been excluded from the computation diluted earnings per share because they are antidilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of June 30, 2018, due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 18, 2019	BLOCKCHAIN SOLUTIONS, INC.

By: /s/ Barry Hollander
Barry Hollander
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal accounting officer)

